Form 10QSB
period 2000-06-30
EUROSOFT CORP
filed 2000-08-16
CIK 1070503

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

For the transition period from to

Commission File No. 000-29585

EUROSOFT CORPORATION

(Name of Small Business Issuer in Its Charter)



Florida	22-3538310
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)



703 LUCERNE AVENUE, SUITE 201, LAKE WORTH, FLORIDA 33460

(Address of Principal Executive Offices) (Zip Code)

(561)540-5886

(Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 8, 2000, the Company had 24,623,320 shares of Common Stock outstanding, $0.001 par value.

EUROSOFT CORPORATION

Form 10-QSB Quarterly Report

For the Period Ended June 30, 2000





PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. The financial statements are presented on the accrual basis.



Eurosoft Corporation

Consolidated Balance Sheets

	December 31, 1999	June 30, 2000
		(unaudited)
CURRENT ASSETS
Cash	$ 66,035	$ 90,184
Accounts receivable - net of allowance of $46,919 and $0, respectively	192,699	154,838
Accounts receivable - related parties	20,532	13,958
Accounts receivable - projects in process	170,415	52,526
VAT receivable	16,728	0
Government grants receivable	60,437	57,402
Prepaid expenses and other current assets	7,369	15,830
Total current assets	534,215	384,738

PROPERTY AND EQUIPMENT
Automobiles	113,202	105,997
Computer equipment	113,259	106,568
Office furniture and equipment	63,407	59,482
Total property and equipment	289,868	272,047
Less: accumulated depreciation	(84,341)	(103,724)
Total property and equipment	205,527	168,323

OTHER ASSETS
Goodwill	0	16,618
Deposits	1,173	1,129
Total other assets	1,173	17,747
Total Assets	$ 740,915	$ 570,808

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 174,567	$ 165,276
Accounts payable - related parties	568	0
Accrued salaries and payroll taxes	144,037	181,609
Current portion of long-term debt	44,566	47,176
Accrued expenses	11,543	3,052
Total current liabilities	375,281	397,113

LONG-TERM DEBT	33,502	0

Total Liabilities	408,783	397,113

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares outstanding at December 31, 1999 and June 30, 2000	0	0
Common stock, $0.0001par value, 50,000,000 shares authorized; 22,963,320 and 25,623,320 outstanding	2,296	2,562
Additional paid-in capital	12,679,002	13,595,236
Accumulated comprehensive income (loss)	(103,342)	(130,166)
Accumulated deficit	(12,245,824)	(13,293,937)
Total stockholders' equity	332,132	173,695

Total Liabilities and Stockholders' Equity	$ 740,915	$ 570,808



Eurosoft Corporation

Consolidated Statements of Operations and Comprehensive Income(Loss)

Six Months Ended June 30,

(Unaudited)



	2000	1999
REVENUES
Software consulting, training, Y2K repair	$ 142,503	$ 863,894
Software resales, PC hardware sales	143,798	716,233
Total revenues	286,301	1,580,127

COST OF SALES
Cost of sales	168,270	551,891

Gross margin	286,301	1,028,236

OPERATING EXPENSES
Compensation:
Officers	93,050	164,552
Others	26,223	113,076
Consultants and others	917,617	462,763
Advertising and marketing	5,632	10,516
General and administrative	92,789	433,200
Bad debt provision	0	0
Goodwill amortization	282	0
Depreciation	25,146	29,653

Total operating expenses	1,160,739	1,213,760

Operating loss	(874,438)	(185,524)

OTHER INCOME (EXPENSE)
Gain(loss) on sale of equipment	0	(8,073)
Interest income	309	228
Foreign currency transaction gain (loss)	(35)	(111)
Interest expense	(5,679)	(5,118)

Total other income and expense	(5,405)	(13,074)

Net loss before foreign income tax	(879,843)	(198,598)
Foreign income tax	0	(9,226)

Net loss	(879,843)	(207,824)

Other comprehensive income(loss):
Foreign currency translation gain (loss)	(26,824)	(81,342)

Net comprehensive loss	$ (906,667)	$ (289,166)
Net loss per common share	$ (0.04)	$ (0.01)

Weighted average number of shares of common stock outstanding	23,702,209	22,889,070

Eurosoft Corporation

Consolidated Statement of Stockholders' Equity

	Common Stock		Additional	Accumulated Comprehensive		Total
	Number of Shares	Par Value	Paid-in Capital	Income (Loss)	Accumulated Deficit	Stockholders' Equity
BEGINNING BALANCE, December 31, 1997	4,000,000	$ 400	$ 49,800	$ (3,630)	$ (68,034)	$ (21,464)
Year ended December 31, 1998:
Shares contributed to company	(1,900,000)	(190)	190	0	0	0
Shares issued for services	625,000	63	14,937	0	0	15,000
Shares issued for acquisitions	19,474,070	1,947	11,294,151	0	0	11,296,098
Shares canceled	(2,800,000)	(280)	280	0	0	0
Shares issued for cash	3,490,000	349	789,651	0	0	790,000
Foreign currency translation gain (loss)	0	0	0	5,741	0	5,741

Net loss	0	0	0	0	(11,857,899)	(11,857,899)
BALANCE, December 31, 1998	22,889,070	2,289	12,149,009	2,111	(11,925,933)	227,476
Year ended December 31, 1999:
Shares issued for cash	74,250	7	529,993	0	0	530,000
Foreign currency translation gain (loss)	0	0	0	(105,453)	0	(105,453)

Net loss	0	0	0	0	(319,891)	(319,891)
BALANCE, December 31, 1999	22,963,320	2,296	12,679,002	(103,342)	(12,245,824)	332,132
Six Months ended June 30, 2000: (unaudited)
Shares issued for acquisition	100,000	10	17,490	0	0	17,500
Shares issued for services	2,560,000	256	898,744	0	0	899,000
Foreign currency translation gain (loss)	0	0	0	(26,824)	0	(26,824)

Net loss	0	0	0	0	(1,048,113)	(1,048,113)
BALANCE, June 30, 2000 (unaudited)	25,623,320	$ 2,562	$ 13,595,236	$ (130,166)	$ (13,293,937)	$ 173,695





Eurosoft Corporation

Consolidated Statements of Cash Flows

Six Months Ended June 30,

(Unaudited)

	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,048,113)	$ (207,824)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	25,146	29,653
Goodwill amortization	282	0
Common stock issued for services	899,000	0
Loss on sale of property and equipment	0	8,073
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	84,780	(61,139)
(Increase) decrease in accounts receivable - related parties	6,574	3,098
(Increase) decrease in accounts receivable - projects in process	117,889	141,272
(Increase) decrease in deposits	0	3,739
(Increase) decrease in VAT receivable	16,728	(7,119)
(Increase) decrease in government grants receivable	3,035	(105,840)
(Increase) decrease in prepaid expenses and other assets	(8,461)	37,984
Increase (decrease) in accounts payable	(9,291)	10,478
Increase (decrease) in accounts payable - related parties	(568)	(32,495)
Increase (decrease) in accrued expense	(11,543)	(44,505)
Increase (decrease) in accrued salaries and payroll taxes	37,572	53,664
Increase (decrease) in deferred revenue	0	(6,238)

Net cash provided (used) by operating activities	113,030	(177,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	0	(18,673)

Net cash (used) by investing activities	0	(18,673)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	0	327,500
Repayment of debt	(30,892)	(22,860)

Net cash provided (used) by financing activities	(30,892)	304,640

Effect of exchange rates on cash	(57,989)	(29,653)

Net increase (decrease) in cash and equivalents	24,149	79,115

CASH and equivalents, beginning of period	66,035	167,518

CASH and equivalents, end of period	$ 90,184	$ 246,633

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ 5,679	$ 5,118
Non-Cash Financing Activities:
Acquisition of subsidiary	$ 17,500	$ 0



Eurosoft Corporation

Notes to Consolidated Financial Statements

(Information with respect to the six months ended June 30, 2000 and 1999 is unaudited)

(1) Summary of Significant Accounting Principles

The Company Eurosoft Corporation (the Company) is a Florida corporation specializing in computer software consulting, training and Y2K repair. The Company also acts as a computer software reseller as well as constructs PCs on a custom order basis. The Company maintains its executive offices in Lake Worth, Florida and has operating subsidiaries in Londonderry, Northern Ireland, Helsinki, Finland, and Darmstadt, Germany. The Company was incorporated on September 15, 1997, under the laws of the State of Florida.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The following summarize the more significant accounting and reporting policies and practices of the Company:

a) Basis of presentation The Company acquired NewSoft, GmbH, a German corporation, Do It Development International, OY, a Finnish corporation, Millennium Three Solutions, Ltd, a Northern Ireland Corporation, and Sicor, Inc. a Florida corporation, in stock for stock transactions, in a multiple reverse merger accounted for as a reorganization of the four operating subsidiaries. In May 2000, the Company acquired Amenity Zone, Inc., a Florida corporation, in a stock for stock transaction accounted for as a purchase. The consolidated financial statements include the accounts of Newsoft, Do It, Millennium Three, Sicor and Amenity Zone, its wholly owned subsidiaries. Inter-company accounts and transactions have been eliminated in the consolidation.

b) Revenue recognition For the Company's software consulting, training and Y2K repair operations, the Company records revenue as the project proceeds on a billed as earned basis. For the software reselling and custom PC construction operations, the Company records revenue when the goods are delivered and accepted by the customer.

c) Use of estimates In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

d) Net loss per common share Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred.

f) Advertising costs The company expenses the costs of advertising the first time the advertising takes place.

g) Interim financial information The financial statements for the six months ended June 30, 2000 and 1999 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

Eurosoft Corporation

Notes to Consolidated Financial Statements

(2) Significant Acquisitions The Company acquired 100% of the issued and outstanding common stock of Newsoft, in exchange for 550,000 shares of common stock of the Company, 500,000 shares of common stock of Sicor, which became 1,000,000 shares of the Company, and a $300,000 cash investment in Newsoft. The Company acquired 100% of the issued and outstanding stock of Do It in exchange for 1,000,000 shares of common stock of the Company, and $100,000 in cash. The Company acquired 100% of the issued and outstanding common stock of Millennium Three in exchange for 4,000,000 shares of common stock of the Company and a $500,000 cash investment in Millennium Three. The Company acquired 100% of the issued and outstanding common stock of Sicor in exchange for 25,922,070 shares of common stock of the Company. The acquisitions were a multiple reverse merger accounted for as a reorganization of the four operating subsidiaries. In May 2000, the Company issued 100,000 shares of common stock to acquire Amenity Zone in exchange for 100% of its issued and outstanding common stock. This transaction was accounted for as a purchase. As a result, the Company recorded goodwill in the amount of $16,900, which the Company is amortizing over five years. The Company recorded $282 of amortization at June 30, 2000.

(3) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. At inception, the Company issued 2,000,000 shares to the founders for services valued at par. In 1997 the Company issued 2,000,000 shares in exchange for $50,000 in cash. In 1998 the Company issued 625,000 shares for services valued at $15,625. In 1998 the Company issued 3,490,000 shares for $790,000 in cash. In 1998 the Company issued 550,000 shares in connection with the acquisition of Newsoft, 1,000,000 shares for Do It, 4,000,000 for Millennium Three, and 19,472,070 for Sicor. 1,900,000 shares were contributed back to the Company and 2,800,000 shares previously owned by Sicor were retired at acquisition date. In 1999, the Company issued 74,250 shares in exchange for $530,000 in cash. In May 2000, the Company issued 100,000 shares of common stock to acquire 100% of the issued and outstanding common stock of Amenity Zone. In May 2000, under S-8 registration, the Company issued 60,000 shares of common stock to settle a legal bill in the amount of $24,000 and 2,500,000 shares of common stock for services valued at $875,000.

(4) Income Taxes The Company has a consolidated net operating loss carryforward for US income tax purposes, amounting to $13,294,000 at June 30, 1999, expiring $68,000 at December 31, 2014, $11,858,000 at December 31, 2018, $320,000 at December 31, 2019 and $1,048,000 at December 31, 2020. There may be certain limitations on the Company's ability to utilize the loss carry-forwards due to the change in control of the subsidiaries where the losses were incurred. At December 31, 1999, the Company had approximately $60,300 in operating loss carryforward for Finnish income tax purpose, $118,700 in Northen Ireland, and $5,700 in Germany. At June 30, 1999, the Company has a deferred U.S. tax asset of approximately $5,318,000, for which the Company has established a 100% valuation allowance, as the Company has no history of profitable operations.

(5) Commitments and Contingencies The Company is committed to operating leases in Northern Ireland, Germany and Finland. Under the exchange rates in effect at December 31, 1999, the Company is obligated to lease payments totaling $71,300 in 2000, $20,500 in 2001, $4,100 in 2002, $1,000 in 2003 and $0 thereafter, for an aggregate commitment of $96,900. The Company's office space in the US and Finland are leased under month to month lease agreements.

The Company is also obligated under two employment agreements with an officer and another employee for $72,700 and $56,600 per year at exchange rates in effect at December 31, 1999, for a total remaining commitment at December 31, 1999 of $258,600.

Eurosoft Corporation

Notes to Consolidated Financial Statements

(6) Advertising and Marketing In 1998, the Company undertook a very extensive and expensive advertising and marketing campaign with the expectation of generating substantial revenue from Y2K consulting and repair. This campaign failed to generate any material revenues or contracts beyond that which the Company's existing personnel were able to generate from their personal efforts. The Company expended approximately $10.5 million on this campaign.

(7) VAT Tax Receivable In Germany, Finland and Northern Ireland, as in many other countries, the government charges a Value Added Tax, (VAT), that is similar in nature to sales tax in the U.S. There are three major differences. First is that VAT is charged at each point of sale. Second is that there are no exemptions from the collection of VAT. Finally, each company files a VAT return with the government monthly reflecting the gross VAT collected and VAT paid. If the VAT paid is greater than the amount collected, the Company receives a refund from the government approximately two to five months later.

(8) Going Concern As reflected in the accompanying financial statements, the Company incurred a significant net loss of approximately $11,858,000 in 1998, and $320,000 in 1999, resulting in an accumulated deficit of approximately $12,092,000 at December 31, 1999. The ability of the Company to continue as a going concern is dependent upon achieving profitability in its ongoing operations and potentially obtaining additional capital and/or financing. The Company is currently seeking to raise additional equity in order to expand its existing operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

EUROSOFT CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-Looking Statements

Forward-looking statements, based on management's current views and assumptions, are made throughout the Management's Discussion and Analysis and elsewhere in this report to stockholders. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Among the factors that may affect operating results are the following: success of the Company's change in focus; competitive environment; and general economic conditions.

Results of Operations:

The Company achieved limited revenues for the six months ended June 30, 2000 of $286,301 compared to $1,580,127 for the six months ended June 30, 1999. The Company's core competencies as an IT services provider/software provider and management consulting firm provided the majority of the revenue for the six month period ended June 30, 2000. The decrease in revenues was a result of the Company redefining its initiatives after leaving the disappointing Y2K remediation business behind. The Company's operating expenses decreased nominally for the six month period ending June 30, 2000 ($1,160,739) from the six month period ending June 30, 1999 ($1,213,760). This was based on the following factors: (i) The Company's general and administrative expenses decreased from $433,200 (for period ending June 30, 1999) to $92,789 (for period ending June 30, 2000) due to a nominal amount of expenses for Y2K remediation work; (ii) The Company's operating expenses for consultants increased from $462,763 (for period ending June 30, 1999) to $917,617 (for period ending June 30, 2000) due to the Company hiring additional consultants to reinvent itself and increase its competencies in IT and management consulting; (iii) The Company's expenses for Officers and others decreased from $277,628 (for period ending June 30, 1999) to $119,273 (for period ending June 30, 2000) based on a decrease in Y2K remediation work. The above increases and decreases basically offset each other. Therefore, this resulted in a nominal decrease in operating expenses for the Company during the six month period ending June 30, 2000 from the six month period ending June 30, 1999.

Liquidity:

Net cash provided (used) by operating activities increased from ($177,199) for the six month period ending June 30, 1999 to $113,030 for the six month period ending June 30, 2000. This was due mainly to the Company issuing its common stock for services rendered

Future Outlook:

The Company intends to reinvent itself over the next several months through a modification in business plan. The Company will continue in its core competencies, IT and management consulting, but begin a new marketing initiative, which will allow the Company to tap into new revenue streams. The Company will launch this initiative sometime in the fiscal third quarter of 2000. The primary basis is to capitalize on the Company's broad global diversity and technology skills. The initiative will be an offering of services to aid businesses in the development of their foreign markets in an efficient and affordable scale. US Companies will be able to launch German based commerce sites for less than $2,000. The Company also has premium products developed for this market, as well as the planned addition of Swedish and Finnish before year-end and Spanish, French and Italian during Fiscal 2001. The Company's marketing strategy will initially seek a partnership with a US based Internet marketing firm and will expand as resources allow.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable

Item 2. Changes in Securities.

On June 2, 2000, the Company issued the following shares under an S-8 Registration Statement:

Richard I. Anslow- 50,000 shares

Gregg E. Jaclin- 10,000 shares

On June 16, 2000, the Company issued the following shares under an S-8 Registration Statement:

Darin S. Reubel-100,000 shares

Mark A. Mintmire-300,000 shares

Donald F. Mintmire-700,000 shares

Item 3. Defaults Upon Senior Securities. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. On May 10, 2000, the Company filed an 8-K12g3 for the Stock Acquisition and Reorganization Agreement between the Company and Amenity Zone, Inc. ("Amenity) dated May 8, 2000.

Exhibit 27 - Financial Date Schedule - Electronic Filing Only

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-QSB report to be signed on its behalf by the undersigned there unto duly authorized.

EUROSOFT CORPORATION

(Registrant)

By: /s/ William H. Luckman

-----------------------

William H. Luckman

Executive Vice President

Date: August 16, 2000