Form 10QSB/A
period 2000-06-30
EUROSOFT CORP
filed 2000-09-07
CIK 1070503

U.S. SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
<P>
                  AMENDMENT NO. 1 TO
                      FORM 10-QSB
<P>
                       (Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
<P>
For the quarterly period ended June 30, 2000
<P>
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT
<P>
For the transition period from      to
<P>
            Commission File No. 000-27143
<P>
                EUROSOFT CORPORATION
<P>
    (Name of Small Business Issuer in Its Charter)

Florida                                                   22-3538310
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

<P>
703 LUCERNE AVENUE, SUITE 201, LAKE WORTH, FLORIDA 33460
(Address of Principal Executive Offices)          (Zip Code)
<P>
                     (561)540-5886
      (Issuer's Telephone Number, Including Area Code)
<P>
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
<P>
                 Yes X        No
<P>
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 8, 2000, the Company had 24,623,320 shares of Common Stock outstanding, $0.001 par value.
<P>
                EUROSOFT CORPORATION
             Form 10-QSB Quarterly Report
          For the Period Ended June 30, 2000

Part I - FINANCIAL INFORMATION                                    Page
<P>
Item 1. Financial Statements                                         3
<P>
     Consolidated Balance Sheet at December 31, 1999
     and June 30, 2000                                               4
     Consolidated Statements of Operations and
     Comprehensive                                                   5
     Income (Loss) for the Six Months Ended June 30, 2000
     and June 30, 1999
     Consolidated Statement of Stockholders' Equity                  6
     Consolidated Statements of Cash Flows for the Six
     Months Ended June 30, 2000 and June 30, 1999                    7-8
     Notes to Condensed Financial Statements                         9-11
<P>
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          12
<P>
PART II - OTHER INFORMATION                                          13
<P>
Item 1. Legal Proceedings                                            13
<P>
Item 2. Changes in Securities                                        13
<P>
Item 3. Defaults Upon Senior Securities                              14
<P>
Item 4. Submission of Matters to a Vote of Security Holders          14
<P>
Item 5. Other Information                                            14
<P>
Signatures                                                           14

<P>
PART I - FINANCIAL INFORMATION
<P>
Item 1. Financial Statements:
<P>
BASIS OF PRESENTATION
<P>
The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. The financial statements are presented on the accrual basis.
                 Eurosoft Corporation
              Consolidated Balance Sheets

                                                  December 31,            June 30,
                                                     1999                   2000
                                                 -------------------------------------
                                                                         (unaudited)
CURRENT ASSETS
   Cash                                             $     66,035        $      90,184
   Accounts receivable - net of allowance of
    $46,919 and $0, respectively                         192,699              154,838
   Accounts receivable - related parties                  20,532               13,958
   Accounts receivable - projects in process             170,415               52,526
   VAT receivable                                         16,728                    0
   Government grants receivable                           60,437               57,402
   Prepaid expenses and other current assets               7,369               15,830
                                                  -------------------------------------
         Total current assets                            534,215              384,738
                                                  -------------------------------------
PROPERTY AND EQUIPMENT
   Automobiles                                           113,202              105,997
   Computer equipment                                    113,259              106,568
   Office furniture and equipment                         63,407               59,482
                                                  -------------------------------------
   Total property and equipment                          289,868              272,047
   Less: accumulated depreciation                        (84,341)            (103,724)
                                                  -------------------------------------
         Total property and equipment                    205,527              168,323
                                                  -------------------------------------
OTHER ASSETS
   Goodwill                                                    0               16,618
   Deposits                                                1,173                1,129
                                                  -------------------------------------
         Total other assets                                1,173               17,747
                                                  -------------------------------------
Total Assets                                            $740,915             $570,808
                                                  =====================================
   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                     $174,567             $165,276
   Accounts payable - related parties                        568                    0
   Accrued salaries and payroll taxes                    144,037              181,609
   Current portion of long-term debt                      44,566               47,176
   Accrued expenses                                       11,543                3,052
                                                  -------------------------------------
         Total current liabilities                       375,281              397,113
                                                  -------------------------------------
LONG-TERM DEBT                                            33,502                    0
                                                  -------------------------------------
Total Liabilities                                        408,783              397,113
                                                  -------------------------------------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value,
   10,000,000 shares authorized;0 shares
   outstanding at December 31, 1999 and
   June 30, 2000                                               0                    0
  Common stock, $0.0001par value,
   50,000,000 shares authorized;
   22,963,320 and 24,223,320 outstanding                   2,296                2,422
  Additional paid-in capital                          12,679,002           13,105,376
  Accumulated comprehensive income (loss)               (103,342)            (130,166)
  Accumulated deficit                                (12,245,824)         (12,803,937)
                                                  -------------------------------------
         Total stockholders' equity                      332,132              173,695
                                                  -------------------------------------
Total Liabilities and Stockholders' Equity              $740,915             $570,808

                     Eurosoft Corporation
          Consolidated Statements of Operations and
                Comprehensive Income(Loss)
                Six Months Ended June 30,
                       (Unaudited)

                                                          2000          1999
                                                     ----------------------------
REVENUES
  Software consulting, training, Y2K repair          $    142,503     $  863,894
  Software resales, PC hardware sales                     143,798        716,233
                                                     ----------------------------
            Total revenues                                286,301      1,580,127
COST OF SALES
   Cost of sales                                          168,270        551,891
                                                     ----------------------------
           Gross margin                                   118,031      1,028,236
OPERATING EXPENSES
    Compensation:
        Officers                                           93,050        164,552
        Others                                             26,223        113,076
        Consultants and others                            427,617        462,763
    Advertising and marketing                               5,632         10,516
    General and administrative                             92,789        433,200
    Bad debt provision                                          0              0
    Goodwill amortization                                     282              0
    Depreciation                                           25,146         29,653
                                                     -----------------------------
          Total operating expenses                        670,739      1,213,760
                                                     -----------------------------
 Operating loss                                          (552,708)      (185,524)
                                                     -----------------------------
OTHER INCOME (EXPENSE)
   Gain(loss) on sale of equipment                              0         (8,073)
   Interest income                                            309            228
   Foreign currency transaction gain (loss)                   (35)          (111)
   Interest expense                                        (5,679)        (5,118)
                                                     ------------------------------
          Total other income and expense                   (5,405)       (13,074)
                                                     ------------------------------
Net loss before foreign income tax                       (558,113)      (198,598)
    Foreign income tax                                          0         (9,226)
                                                     ------------------------------
Net loss                                                 (558,113)      (207,824)
<P>
Other comprehensive income(loss):
    Foreign currency translation gain (loss)          (26,824)          (81,342)
                                                     ------------------------------
Net comprehensive loss                              $(584,937)        $(289,166)
                                                    ===============================
Net loss per common share                           $   (0.01)        $   (0.01)
                                                    ===============================
Weighted average number of shares of
 common stock outstanding                          23,702,209        22,889,070
                                                   ================================

<P>
                Eurosoft Corporation
    Consolidated Statement of Stockholders' Equity

                                                 Accumulated
                    Common Stock     Additional  Comprehensive                 Total
               Number        Par     Paid-in     Income        Accumulated   Stockholders'
               of Shares     Value   Capital      (Loss)         Deficit       Equity
              ----------------------------------------------------------------------------
BEGINNING BALANCE,
December 31, 1997  4,000,000 $   400  $     49,800  $(3,630)    $(68,034)     $(21,464)
<P>
Year ended December 31, 1998:
-----------------------------
Shares contributed
 to company       (1,900,000)   (190)          190        0            0             0
Shares issued
 for services        625,000      63        14,937        0            0        15,000
Shares issued
 for acquisitions 19,474,070   1,947    11,294,151        0            0    11,296,098
Shares canceled   (2,800,000)   (280)          280        0            0             0
Shares issued
 for cash          3,490,000     349       789,651        0            0       790,000
Foreign currency
 translation
 gain (loss)               0       0             0    5,741            0         5,741
<P>
Net loss                   0       0             0        0  (11,857,899)  (11,857,899)
               ---------------------------------------------------------------------------
BALANCE,
December 31,
 1998             22,889,070   2,289    12,149,009    2,111  (11,925,933)      227,476
<P>
Year ended December 31, 1999:
-----------------------------
Shares issued
 for cash             74,250       7       529,993        0            0       530,000
Foreign currency
 translation
 gain (loss)               0       0             0 (105,453)           0      (105,453)
<P>
Net loss                   0       0             0        0     (319,891)     (319,891)
                --------------------------------------------------------------------------
BALANCE, December 31,
 1999             22,963,320   2,296    12,679,002 (103,342) (12,245,824)      332,132
<P>
Six Months ended June 30, 2000: (unaudited)
----------------------------------------
Shares issued
for acquisition      100,000      10        17,490        0            0        17,500
Shares issued
 for services      1,160,000     116       408,884        0            0       409,000
Foreign currency
 translation
 gain (loss)               0       0             0  (26,824)           0       (26,824)
<P>
Net loss                   0       0             0        0     (558,113)     (558,113)
                  ------------------------------------------------------------------------
BALANCE, June 30,
 2000
 (unaudited)      24,223,320 $ 2,422 $  13,105,376 $(130,166)$(12,803,937)    $173,695
                  ========================================================================

                    EuroSoft Corporation
             Consolidated Statements of Cash Flows
                  Six Months Ended June 30,
                        (Unaudited)
                                                        2000            1999
                                                      -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $  (558,113)     $(207,824)
Adjustments to reconcile net loss to
 net cash used by operating
 activities:
     Depreciation                                         25,146         29,653
     Goodwill amortization                                   282              0
     Common stock issued for services                    409,000              0
     Loss on sale of property and equipment                    0          8,073
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable           84,780        (61,139)
     (Increase) decrease in accounts receivable
       - related parties                                   6,574          3,098
     (Increase) decrease in accounts receivable
       - projects in process                             117,889        141,272
     (Increase) decrease in deposits                           0          3,739
     (Increase) decrease in VAT receivable                16,728         (7,119)
     (Increase) decrease in government grants
       receivable                                          3,035       (105,840)
     (Increase) decrease in prepaid expenses
       and other assets                                   (8,461)        37,984
     Increase (decrease) in accounts payable              (9,291)        10,478
     Increase (decrease) in accounts payable
      - related parties                                     (568)       (32,495)
     Increase (decrease) in accrued expense              (11,543)       (44,505)
     Increase (decrease) in accrued salaries
      and payroll taxes                                   37,572         53,664
     Increase (decrease) in deferred revenue                   0         (6,238)
                                                     -----------------------------
Net cash  provided (used) by operating activities        113,030       (177,199)
                                                     -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                     0        (18,673)
                                                     -----------------------------
Net cash (used) by investing activities                        0        (18,673)
                                                     -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock for cash                          0        327,500
    Repayment of debt                                    (30,892)       (22,860)
                                                     -----------------------------
Net cash provided (used) by financing activities         (30,892)       304,640
                                                     -----------------------------
Effect of exchange rates on cash                         (57,989)       (29,653)
                                                     -----------------------------
Net increase (decrease) in cash and equivalents           24,149         79,115
<P>
CASH and equivalents, beginning of period                 66,035        167,518
                                                     -----------------------------
CASH and equivalents, end of period                      $90,184       $246,633
                                                     =============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
      Interest paid in cash                               $5,679         $5,118
                                                     =============================
Non-Cash Financing Activities:
------------------------------
   Acquisition of subsidiary                             $17,500             $0
                                                     =============================

<P>
                Eurosoft Corporation
       Notes to Consolidated  Financial Statements
  (Information with respect to the six months ended June 30,
            2000 and 1999 is unaudited)
<P>
(1)  Summary of Significant Accounting Principles
     --------------------------------------------
<P>
                     The Company  Eurosoft Corporation (the
Company) is a Florida corporation specializing in computer software consulting, training and Y2K repair. The Company also acts as a computer software reseller as well as constructs PCs on a custom order basis. The Company maintains its executive offices in Lake Worth, Florida and has operating subsidiaries in Londonderry, Northern Ireland, Helsinki, Finland, and Darmstadt, Germany. The Company was incorporated on September 15, 1997, under the laws of the State of Florida.
<P>
     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The following summarize the more significant accounting and reporting policies and practices of the Company:
<P>
     a) Basis of presentation The Company acquired NewSoft, GmbH, a German corporation, Do It Development International, OY, a Finnish corporation, Millennium Three Solutions, Ltd, a Northern Ireland Corporation, and Sicor, Inc. a Florida corporation, in stock for stock transactions, in a multiple reverse merger accounted for as a reorganization of the four operating subsidiaries. In May 2000, the Company acquired Amenity Zone, Inc., a Florida corporation, in a stock for stock transaction accounted for as a purchase. The consolidated financial statements include the accounts of Newsoft, Do It, Millennium Three, Sicor and Amenity Zone, its wholly owned subsidiaries. Inter-company accounts and transactions have been eliminated in the consolidation.
<P>
     b) Revenue recognition For the Company's software consulting, training and Y2K repair operations, the Company records revenue as the project proceeds on a billed as earned basis. For the software reselling and custom PC construction operations, the Company records revenue when the goods are delivered and accepted by the customer.
<P>
     c) Use of estimates In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.
<P>
     d) Net loss per common share Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.
<P>
     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred.
<P>
     f) Advertising costs The company expenses the costs of advertising the first time the advertising takes place.
<P>
     g) Interim financial information The financial statements for the six months ended June 30, 2000 and 1999 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.
<P>
                Eurosoft Corporation
       Notes to Consolidated  Financial Statements
<P>
(2) Significant Acquisitions The Company acquired 100% of
    ------------------------
the issued and outstanding common stock of Newsoft, in exchange for 550,000 shares of common stock of the Company, 500,000 shares of common stock of Sicor, which became 1,000,000 shares of the Company, and a $300,000 cash investment in Newsoft. The Company acquired 100% of the issued and outstanding stock of Do It in exchange for 1,000,000 shares of common stock of the Company, and $100,000 in cash. The Company acquired 100% of the issued and outstanding common stock of Millennium Three in exchange for 4,000,000 shares of common stock of the Company and a $500,000 cash investment in Millennium Three. The Company acquired 100% of the issued and outstanding common stock of Sicor in exchange for 25,922,070 shares of common stock of the Company. The acquisitions were a multiple reverse merger accounted for as a reorganization of the four operating subsidiaries. In May 2000, the Company issued 100,000 shares of common stock to acquire Amenity Zone in exchange for 100% of its issued and outstanding common stock. This transaction was accounted for as a purchase. As a result, the Company recorded goodwill in the amount of $16,900, which the Company is amortizing over five years. The Company recorded $282 of amortization at June 30, 2000.
<P>
(3) Stockholders' Equity The Company has authorized
    --------------------
50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. At inception, the Company issued 2,000,000 shares to the founders for services valued at par. In 1997 the Company issued 2,000,000 shares in exchange for $50,000 in cash. In 1998 the Company issued 625,000 shares for services valued at $15,625. In 1998 the Company issued 3,490,000 shares for $790,000 in cash. In 1998 the Company issued 550,000 shares in connection with the acquisition of Newsoft, 1,000,000 shares for Do It, 4,000,000 for Millennium Three, and 19,472,070 for Sicor. 1,900,000 shares were contributed back to the Company and 2,800,000 shares previously owned by Sicor were retired at acquisition date. In 1999, the Company issued 74,250 shares in exchange for $530,000 in cash. In May 2000, the Company issued 100,000 shares of common stock to acquire 100% of the issued and outstanding common stock of Amenity Zone. In May 2000, under S-8 registration, the Company issued 60,000 shares of common stock to settle a legal bill in the amount of $24,000 and 1,100,000 shares of common stock for services valued at $385,000.
<P>
(4) Income Taxes  The Company has a consolidated net
    ------------
operating loss carryforward for US income tax purposes, amounting to $12,804,000 at June 30, 1999, expiring $68,000 at December 31, 2014, $11,858,000 at December 31, 2018, $320,000
at December 31, 2019 and $558,000 at December 31, 2020.
There may be certain limitations on the Company's ability to utilize the loss carry-forwards due to the change in control of the subsidiaries where the losses were incurred. At December 31, 1999, the Company had approximately $60,300 in operating loss carryforward for Finnish income tax purpose, $118,700 in Northen Ireland, and $5,700 in Germany. At June 30, 1999, the Company has a deferred U.S. tax asset of approximately $5,122,000, for which the Company has established a 100% valuation allowance, as the Company has no history of profitable operations.
<P>
(5) Commitments and Contingencies  The Company is committed
    -----------------------------
to operating leases in Northern Ireland, Germany and Finland. Under the exchange rates in effect at December 31, 1999, the Company is obligated to lease payments totaling $71,300 in 2000, $20,500 in 2001, $4,100 in 2002, $1,000 in 2003 and $0
thereafter, for an aggregate commitment of $96,900. The Company's office space in the US and Finland are leased under month to month lease agreements.
<P>
     The Company is also obligated under two employment agreements with an officer and another employee for $72,700 and $56,600 per year at exchange rates in effect at December 31, 1999, for a total remaining commitment at December 31, 1999 of $258,600.
<P>
                 Eurosoft Corporation
         Notes to Consolidated Financial Statements
<P>
(6) Advertising and Marketing  In 1998, the Company
    -------------------------
undertook a very extensive and expensive advertising and marketing campaign with the expectation of generating substantial revenue from Y2K consulting and repair. This campaign failed to generate any material revenues or contracts beyond that which the Company's existing personnel were able to generate from their personal efforts. The Company expended approximately $10.5 million on this campaign.
<P>
(7) VAT Tax Receivable   In Germany, Finland and Northern
    ------------------
Ireland, as in many other countries, the government charges a Value Added Tax, (VAT), that is similar in nature to sales tax in the U.S. There are three major differences. First is that VAT is charged at each point of sale. Second is that there are no exemptions from the collection of VAT. Finally, each company files a VAT return with the government monthly reflecting the gross VAT collected and VAT paid. If the VAT paid is greater than the amount collected, the Company receives a refund from the government approximately two to five months later.
<P>
(8) Going Concern  As reflected in the accompanying
    -------------
financial statements, the Company incurred a significant net loss of approximately $11,858,000 in 1998, and $320,000 in 1999, resulting in an accumulated deficit of approximately $12,092,000 at December 31, 1999. The ability of the Company to continue as a going concern is dependent upon achieving profitability in its ongoing operations and potentially obtaining additional capital and/or financing. The Company is currently seeking to raise additional equity in order to expand its existing operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
<P>
(9) Subsequent Events
    -----------------
     a) Stockholders' equity - In July 2000, the Company issued 500,000 shares of common stock for services valued at $175,000.
<P>
Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
<P>
               EUROSOFT CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS
<P>
Forward-Looking Statements
<P>
Forward-looking statements, based on management's current views and assumptions, are made throughout the Management's Discussion and Analysis and elsewhere in this report to stockholders. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Among the factors that may affect operating results are the following: success of the Company's change in focus; competitive environment; and general economic conditions.
<P>
Results of Operations:
<P>
The Company achieved limited revenues for the six months ended June 30, 2000 of $286,301 compared to $1,580,127 for the six months ended June 30, 1999. The Company's core competencies as an IT services provider/software provider and management consulting firm provided the majority of the revenue for the
six month period ended June 30, 2000.   The decrease in
revenues was a result of the Company redefining its initiatives after leaving the disappointing Y2K remediation business behind. The Company's operating expenses decreased nominally for the six month period ending June 30, 2000 ($1,160,739) from the six month period ending June 30, 1999 ($1,213,760). This was based on the following factors: (i) The Company's general and administrative expenses decreased from $433,200 (for period ending June 30, 1999) to $92,789 (for period ending June 30,
2000) due to a nominal amount of expenses for Y2K remediation work; (ii) The Company's operating expenses for consultants increased from $462,763 (for period ending June 30, 1999) to $917,617 (for period ending June 30, 2000) due to the Company hiring additional consultants to reinvent itself and increase its competencies in IT and management consulting; (iii) The Company's expenses for Officers and others decreased from $277,628 (for period ending June 30, 1999) to $119,273 (for period ending June 30, 2000) based on a decrease in Y2K remediation work. The above increases and decreases basically offset each other. Therefore, this resulted in a nominal decrease in operating expenses for the Company during the six month period ending June 30, 2000 from the six month period ending June 30, 1999.
<P>
Liquidity:
<P>
Net cash provided (used) by operating activities increased from ($177,199) for the six month period ending June 30, 1999 to $113,030 for the six month period ending June 30, 2000. This was due mainly to the Company issuing its common stock for services rendered
<P>
Future Outlook:
<P>
The Company intends to reinvent itself over the next several months through a modification in business plan. The Company will continue in its core competencies, IT and management consulting, but begin a new marketing initiative, which will allow the Company to tap into new revenue streams. The Company will launch this initiative sometime in the fiscal third quarter of 2000. The primary basis is to capitalize on the Company's broad global diversity and technology skills. The initiative will be an offering of services to aid businesses in the development of their foreign markets in an efficient and affordable scale. US Companies will be able to launch German based commerce sites for less than $2,000. The Company also has premium products developed for this market, as well as the planned addition of Swedish and Finnish before year-end and Spanish, French and Italian during Fiscal 2001. The Company's marketing strategy will initially seek a partnership with a US based Internet marketing firm and will expand as resources allow.
<P>
PART II - OTHER INFORMATION
<P>
Item 1. Legal Proceedings.  Not applicable
<P>
Item 2. Changes in Securities.
<P>
     On June 2, 2000, the Company issued the following shares under an S-8 Registration Statement:
<P>
     Richard I. Anslow- 50,000 shares
     Gregg E. Jaclin- 10,000 shares
<P>
     On June 16, 2000, the Company issued the following shares under an S-8 Registration Statement:
<P>
     Darin S. Reubel-100,000 shares
     Mark A. Mintmire-300,000 shares
     Donald F. Mintmire-700,000 shares
<P>
Item 3. Defaults Upon Senior Securities.  Not Applicable
<P>
Item 4. Submission of Matters to a Vote of Security Holders.
<P>
        None.
<P>
Item 5. Other Information. None
<P>
Item 6. Exhibits and Reports of Form 8-K. On May 10, 2000, the Company filed an 8-K12g3 for the Stock Acquisition and Reorganization Agreement between the Company and Amenity Zone, Inc. ("Amenity) dated May 8, 2000.
<P>
Exhibit 27 - Financial Date Schedule - Electronic Filing
             Only
<P>
                        SIGNATURES
<P>
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-QSB report to be signed on its behalf by the undersigned there unto duly authorized.
<P>
                    EUROSOFT CORPORATION
                    (Registrant)
<P>
                    By: /S/ William H. Luckman
                        ------------------------------------
                          William H. Luckman
                          Executive Vice President
Date: September 7, 2000
<P>