Form 10QSB/A
period 2000-06-30
EUROSOFT CORP
filed 2000-10-20
CIK 1070503

U.S. SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
<P>
                  AMENDMENT NO. 2 TO
                      FORM 10-QSB
<P>
                       (Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
<P>
For the quarterly period ended June 30, 2000
<P>
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT
<P>
For the transition period from      to
<P>
            Commission File No. 000-29585
<P>
                EUROSOFT CORPORATION
<P>
    (Name of Small Business Issuer in Its Charter)

Florida                                                   22-3538310
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)
<P>
703 LUCERNE AVENUE, SUITE 201, LAKE WORTH, FLORIDA 33460
(Address of Principal Executive Offices)          (Zip Code)
<P>
                     (561)540-5886
      (Issuer's Telephone Number, Including Area Code)
<P>
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
<P>
                 Yes X        No
<P>
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 8, 2000, the Company had 24,623,320 shares of Common Stock outstanding, $0.001 par value.
<P>
                EUROSOFT CORPORATION
             Form 10-QSB Quarterly Report
          For the Period Ended June 30, 2000

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

<P>
PART I - FINANCIAL INFORMATION
<P>
Item 1. Financial Statements:
<P>
BASIS OF PRESENTATION
<P>
The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. The financial statements are presented on the accrual basis.
<P>
                 Eurosoft Corporation
              Consolidated Balance Sheets

                                                    June 30,            December 31,
                                                     2000                   1999
                                                 -------------------------------------
                                                   (unaudited)
CURRENT ASSETS
   Cash                                             $     90,184        $      66,035
   Accounts receivable - net of allowance of
    $46,919 and $0, respectively                         154,838              192,699
   Accounts receivable - related parties                  13,958               20,532
   Accounts receivable - projects in process              52,526              170,415
   VAT receivable                                              0               16,728
   Government grants receivable                           57,402               60,437
   Prepaid expenses and other current assets              15,830                7,369
                                                  -------------------------------------
         Total current assets                            384,738              534,215
                                                  -------------------------------------
PROPERTY AND EQUIPMENT
   Automobiles                                           105,997              113,202
   Computer equipment                                    106,568              113,259
   Office furniture and equipment                         59,482               63,407
                                                  -------------------------------------
   Total property and equipment                          272,047              289,868
   Less: accumulated depreciation                       (103,724)             (84,341)
                                                  -------------------------------------
         Total property and equipment                    168,323              205,527
                                                  -------------------------------------
OTHER ASSETS
   Goodwill                                               16,618                    0
   Deposits                                                1,129                1,173
                                                  -------------------------------------
         Total other assets                               17,747                1,173
                                                  -------------------------------------
Total Assets                                            $570,808             $740,915
                                                  =====================================
   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                     $165,276             $174,567
   Accounts payable - related parties                          0                  568
   Accrued salaries and payroll taxes                    181,609              144,037
   Current portion of long-term debt                      47,176               44,566
   Accrued expenses                                        3,052               11,543
                                                  -------------------------------------
         Total current liabilities                       397,113              375,281
                                                  -------------------------------------
LONG-TERM DEBT                                                 0               33,502
                                                  -------------------------------------
Total Liabilities                                        397,113              408,783
                                                  -------------------------------------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value,
   10,000,000 shares authorized;0 shares
   outstanding at December 31, 1999 and
   June 30, 2000                                               0                    0
  Common stock, $0.0001par value,
   50,000,000 shares authorized;
   22,963,320 and 24,223,320 outstanding                   2,422                2,296
  Additional paid-in capital                          13,105,376           12,679,002
  Accumulated comprehensive income (loss)               (130,166)            (103,342)
  Accumulated deficit                                (12,803,937)         (12,245,824)
                                                  -------------------------------------
         Total stockholders' equity                      173,695              332,132
                                                  -------------------------------------
Total Liabilities and Stockholders' Equity              $570,808             $740,915

                     Eurosoft Corporation
          Consolidated Statements of Operations and
                Comprehensive Income(Loss)
                       (Unaudited)

                                              Three Months           Six Months
                                                 Ended                 Ended
                                            2000          1999       2000          1999
                                            ---------------------------------------------
REVENUES
  Software consulting, training,
   Y2K repair                             $ 106,083   $ 646,511   $ 142,503    $  863,894
  Software resales, PC hardware sales        36,745     377,524     143,798       716,233
                                            ----------------------------------------------
            Total revenues                  142,828   1,024,035     286,301     1,580,127
COST OF SALES
   Cost of sales                              75,295    291,374     168,270       551,891
                                            ----------------------------------------------
           Gross margin                       66,533    732,661     118,031     1,028,236
OPERATING EXPENSES
    Compensation:
        Officers                              30,465     81,248      93,050       164,552
        Others                                17,173     91,198      26,223       113,076
        Consultants and others               404,742    379,977     427,617       462,763
    Advertising and marketing                  1,387      6,106       5,632        10,516
    General and administrative                33,361    223,677      92,789       433,200
    Bad debt provision                             0          0           0             0
    Goodwill amortization                        282          0         282             0
    Depreciation                              17,012      17,065     25,146        29,653
                                            ----------------------------------------------
          Total operating expenses           504,422     799,271    670,739     1,213,760
                                            ----------------------------------------------
 Operating loss                             (437,889)    (66,610)  (552,708)     (185,524)
                                            ----------------------------------------------
OTHER INCOME (EXPENSE)
   Gain(loss) on sale of equipment                 0           0          0        (8,073)
   Interest income                                95          (7)       309           228
   Foreign currency transaction gain (loss)       (2)         (3)       (35)         (111)
   Interest expense                           (2,729)     (2,543)    (5,679)       (5,118)
                                            ----------------------------------------------
          Total other income and expense      (2,636)     (2,553)    (5,405)      (13,074)
                                            ----------------------------------------------
Net loss before foreign income tax          (440,525)    (69,163)  (558,113)     (198,598)
    Foreign income tax                             0      (9,226)         0        (9,226)
                                            ----------------------------------------------
Net loss                                    (440,525)    (78,389)  (558,113)     (207,824)
<P>
Other comprehensive income(loss):
    Foreign currency translation
     gain (loss)                             (19,589)    (11,497)   (26,824)      (81,342)
                                            ----------------------------------------------
Net comprehensive loss                    $ (460,114) $  (89,886) $(584,937)    $(289,166)
                                          ================================================
Net loss per common share                 $    (0.01)  $   (0.01) $   (0.01)    $   (0.01)
                                          ================================================
Weighted average number of shares of
 common stock outstanding                 22,832,765  22,926,195  23,702,209   22,889,070
                                          ========== =========== ===========   ==========

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
                                                     =============================

                  Eurosoft Corporation
          Notes to Consolidated  Financial Statements
       (Information with respect to the six months ended
             June 30, 2000 and 1999 is unaudited)
<P>
(1)  Summary of Significant Accounting Principles
<P>
           The Company  Eurosoft Corporation (the Company)
is a Florida corporation specializing in computer software consulting, training and Y2K repair. The Company also acts as a computer software reseller as well as constructs PCs on a custom order basis. The Company maintains its executive offices in Lake Worth, Florida and has operating subsidiaries in Londonderry, Northern Ireland, Helsinki, Finland, and Darmstadt, Germany. The Company was
incorporated on September 15, 1997, under the laws of the
State of Florida.
<P>
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles.
The following summarize the more significant accounting and reporting policies and practices of the Company:
<P>
     a) Basis of presentation The Company acquired NewSoft, GmbH, a German corporation, Do It Development
International, OY, a Finnish corporation, Millennium Three Solutions, Ltd, a Northern Ireland Corporation, and SICOR,
Inc. a Florida corporation, in stock for stock transactions, in a multiple reverse merger accounted for as a
reorganization of the four operating subsidiaries.  In May
2000, the Company acquired Amenity Zone, Inc., a Florida corporation, in a stock for stock transaction accounted for as a purchase.  The consolidated financial statements
include the accounts of Newsoft, Do It, Millennium Three,
SICOR and Amenity Zone, its wholly owned subsidiaries. Inter-company accounts and transactions have been eliminated in the consolidation.
<P>
     b) Revenue recognition For the Company's software consulting, training and Y2K repair operations, the Company records revenue as the project proceeds on a billed as earned basis. For the software reselling and custom hardware construction operations, the Company records revenue when the goods are delivered and accepted by the customer.
<P>
     c) Use of estimates In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts
of assets and liabilities as of the date of the statements
of financial condition, and revenues and expenses for the
year then ended. Actual results may differ significantly
from those estimates.
<P>
     d) Net loss per common share Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.
<P>
     e) Property and equipment All property and equipment
are recorded at cost and depreciated over their estimated
useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the
resulting gain or loss is included in the results of
operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred.
<P>
     f) Advertising costs The company expenses the costs of advertising the first time the advertising takes place.
<P>
     g) Government grants The Company has received several government grants which are conditional as to repayment.
The grants are to be applied as reductions of salaries and employment taxes paid to new employees. They are intended by the government to induce increases in employment, as
Northern Ireland has experienced high unemployment over the
last few years. To date, the Company has been increasing employment and applying accumulated grants as offsets to salary expense and, at present, is not obligated to
<P>
                   Eurosoft Corporation.
<P>
          Notes to Consolidated  Financial Statements
<P>
(1) Summary of Significant Accounting Principles (Continued)
<P>
     g) Government grants (continued) repay any of these grants. The Company does not expect to have to repay any of the grant amounts.  These grants, if required to be repaid,
do not require the payment of interest.  The term for adding the required employees under these grants is three years.
Once the government approves the award of the grant, it is obligated to remit the amount to the Company under the terms of the grant.  The Company has amortized approximately
$124,000 and $46,800 of the grants against salary expense
for the years ending December 31, 1999 and 1998,
respectively.
<P>
     h) Recent accounting pronouncements Staff Accounting Bulletin 101 - Revenue Recognition, (SAB 101), was issued on December 3, 1999, and its effective date has been deferred twice. The Company expects to adopt the provisions of SAB
101 upon its final effective date, if this occurs.  The
Company does not expect SAB 101 to have any effect on it
financial statements.
<P>
     i) Foreign currency transaction and translation gains (losses) The principal operating entities of the Company are its subsidiaries, NewSoft, GmbH, Millennium Three Solutions, Ltd. and Do It Development International, O.Y., which are located in Germany, Northern Ireland and Finland. SICOR,
Inc. was an operating subsidiary in 1998. The functional currency of the subsidiaries are: The Deutsche Mark, Pound Sterling and Finnish Mark. SICOR's functional currency is the US Dollar. Any time these operating entities receive payment in any currency other than their functional currency, they record a transaction gain or loss. On a consolidated basis, the Company's reporting currency is the
US Dollar.  The Company translated the income statement
items using the average exchange rate for the period and
balance sheet items using the end of period exchange rate, except for equity items, which are translated at historical rates, in accordance with SFAS 52.
<P>
     j) Segments In 1998, SICOR, then a New Jersey-based
entity, expended approximately $10,266,000 in cash in a marketing program aimed primarily at European businesses.
This marketing effort was expected to generate substantial
Y2K software repair contracts for Eurosoft's three Europe-based, wholly-owned operating subsidiaries. This marketing program failed to live up to expectations and, in January
1999, SICOR became inactive.
<P>
The Company's three remaining operating subsidiaries are all located in Europe. All of the Company's revenues were earned within Europe.  Virtually all of the company's
expenses were expended in Europe, with the only significant expenditure outside Europe being the marketing program.
<P>
     k ) Interim financial information The financial
statements for the six months ended June 30, 2000 and 1999
are unaudited and include all adjustments which in the
opinion of management are necessary for fair presentation,
and such adjustments are of a normal and recurring nature.
The results for the six months are not indicative of a full
year results.
<P>
(2) Significant Acquisitions On March 21, 1998, the Company acquired 100% of the issued and outstanding common stock of NewSoft, in exchange for 550,000 shares of common stock of the Company, 500,000 shares of common stock of SICOR, which became 1,000,000 shares of the Company, and a $300,000 cash investment in NewSoft. On December 3, 1998, the Company acquired 100% of the issued and outstanding stock of Do It in exchange for 1,000,000 shares of common stock of the
Company, and $100,000 in cash.  On December 3, 1998, the
Company acquired 100% of the issued and outstanding common
stock of Millennium Three in exchange for 4,000,000 shares
of common stock of the Company and a $500,000 cash
investment in Millennium Three.  On October 2, 1998, the
Company acquired 100% of the issued and outstanding common
stock of SICOR in exchange for 25,922,070 shares of common
stock of the Company. The acquisitions were
<P>
                  Eurosoft Corporation
         Notes to Consolidated  Financial Statements
<P>
(2) Significant Acquisitions (Continued) a multiple reverse merger accounted for as a reorganization of the four operating subsidiaries.  In May 2000, the Company issued
100,000 shares of common stock to acquire Amenity Zone,
(AZI), in exchange for 100% of AZI's issued and outstanding common stock. This transaction was accounted for as a purchase. As a result, the Company recorded goodwill in the amount of $16,900, which the Company is amortizing over five years. The Company recorded $282 of amortization at June
30, 2000.
<P>
(3) Stockholders' Equity The Company has authorized
50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock.
Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. At inception, the Company issued 2,000,000 shares to the founders for services valued at par, or $200, which was
immediately expensed.   In 1997 the Company issued 2,000,000
shares in exchange for $50,000 in cash. In 1998 the Company issued 625,000 shares for services valued at $15,625, which was immediately expensed.  In 1998 the Company issued
3,490,000 shares for $790,000 in cash. In 1998 the Company issued 550,000 shares in connection with the acquisition of NewSoft, 1,000,000 shares for Do It, 4,000,000 for
Millennium Three, and 19,472,070 for SICOR. 1,900,000 shares were contributed back to the Company and 2,800,000 shares previously owned by SICOR were retired at acquisition date.
In 1999, the Company issued 74,250 shares in exchange for $530,000 in cash. In May 2000, the Company issued 100,000 shares of common stock to acquire 100% of the issued and outstanding common stock of Amenity Zone. In May 2000, under S-8 registration, the Company issued 60,000 shares of common stock to settle a legal bill in the amount of $24,000 and 1,100,000 shares of common stock for services valued at $385,000, which were immediately expensed.
<P>
(4) Income Taxes  The Company has a consolidated met
operating loss carryforward for US income tax purposes, amounting to $12,804,000 at June 30, 1999, expiring $68,000 at December 31, 2014, $11,858,000 at December 31, 2018,
$320,000 at December 31, 2019 and $558,000 at December 31,
2020.  There may be certain limitations on the Company's
ability to utilize the loss carry-forwards due to the change in control of the subsidiaries where the losses were
incurred.  At December 31, 1999, the Company had
approximately $60,300 in operating loss carryforward for
Finnish income tax purpose, $118,700 in Northen Ireland, and $5,700 in Germany. At June 30, 1999, the Company has a
deferred U.S. tax asset of approximately $5,122,000, for
which the Company has established a 100% valuation
allowance, as the Company has no history of profitable
operations.
<P>
(5) Commitments and Contingencies  The Company is committed
to operating leases in Northern Ireland, Germany and
Finland. Under the exchange rates in effect at December 31, 1999, the Company is obligated to lease payments totaling $71,300 in 2000, $20,500 in 2001, $4,100 in 2002, $1,000 in
2003 and $0 thereafter, for an aggregate commitment of
$96,900. The Company's office space in the US and Finland
are leased under month to month lease agreements.
<P>
The Company is also obligated under two employment
agreements with an officer and another employee for $72,700
and $56,600 per year at exchange rates in effect at December
31, 1999, for a total remaining commitment at December 31,
1999 of $258,600.
<P>
(6) Advertising and Marketing  In 1998, the Company
undertook a very extensive and expensive advertising and marketing campaign with the expectation of generating substantial revenue from Y2K consulting and repair. This campaign failed to generate any material revenues or contracts beyond that which the Company's existing personnel were able to generate from their personal efforts. The
Company expended approximately $10.5 million on this
campaign.
<P>
                  Eurosoft Corporation
       Notes to Consolidated Financial Statements
<P>
(7) VAT Tax Receivable   In Germany, Finland and Northern
Ireland, as in many other countries, the government charges
a Value Added Tax, (VAT), that is similar in nature to sales tax in the U.S.  There are three major differences.  First
is that VAT is charged at each point of sale.  Second is
that there are no exemptions from the collection of VAT. Finally, each company files a VAT return with the government monthly reflecting the gross VAT collected and VAT paid. If the VAT paid is greater than the amount collected, the
Company receives a refund from the government approximately
two to five months later.
<P>
(8) Going Concern  As reflected in the accompanying
financial statements, the Company incurred a significant net loss of approximately $11,858,000 in 1998, and $320,000 in
1999, resulting in an accumulated deficit of approximately $12,092,000 at December 31, 1999. The ability of the Company to continue as a going concern is dependent upon achieving profitability in its ongoing operations and potentially obtaining additional capital and/or financing. The Company is currently seeking to raise additional equity in order to expand its existing operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
<P>
(9) Subsequent Events
<P>
     a) Stockholders' equity In July 2000, the Company
issued 500,000 shares of common stock for services valued at
$175,000.
<P>
Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
<P>
               EUROSOFT CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS
<P>
Forward-Looking Statements
<P>
Forward-looking statements, based on management's current views and assumptions, are made throughout the Management's
Discussion and Analysis and elsewhere in this report to stockholders. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Among the factors that may affect operating results are the following: success of the Company's change in focus; competitive environment; and general economic conditions.
<P>
Results of Operations:
<P>
The Company achieved limited revenues for the six months ended June 30, 2000 of $286,301 compared to $1,580,127 for the six months ended June 30, 1999. The Company's core competencies as an IT services provider/software provider and management consulting firm provided the majority of the revenue for the
six month period ended June 30, 2000.   The decrease in
revenues was a result of the Company redefining its initiatives after leaving the disappointing Y2K remediation business behind. The Company's operating expenses decreased nominally for the six month period ending June 30, 2000 ($1,160,739) from the six month period ending June 30, 1999 ($1,213,760). This was based on the following factors: (i) The Company's general and administrative expenses decreased from $433,200 (for period ending June 30, 1999) to $92,789 (for period ending June 30,
2000) due to a nominal amount of expenses for Y2K remediation work; (ii) The Company's operating expenses for consultants increased from $462,763 (for period ending June 30, 1999) to $917,617 (for period ending June 30, 2000) due to the Company hiring additional consultants to reinvent itself and increase its competencies in IT and management consulting; (iii) The Company's expenses for Officers and others decreased from $277,628 (for period ending June 30, 1999) to $119,273 (for period ending June 30, 2000) based on a decrease in Y2K remediation work. The above increases and decreases basically offset each other. Therefore, this resulted in a nominal decrease in operating expenses for the Company during the six month period ending June 30, 2000 from the six month period ending June 30, 1999.
<P>
Liquidity:
<P>
Net cash provided (used) by operating activities increased from ($177,199) for the six month period ending June 30, 1999 to $113,030 for the six month period ending June 30, 2000. This was due mainly to the Company issuing its common stock for services rendered
<P>
Future Outlook:
<P>
The Company intends to reinvent itself over the next several months through a modification in business plan. The Company will continue in its core competencies, IT and management consulting, but begin a new marketing initiative, which will allow the Company to tap into new revenue streams. The Company will launch this initiative sometime in the fiscal third quarter of 2000. The primary basis is to capitalize on the Company's broad global diversity and technology skills. The initiative will be an offering of services to aid businesses in the development of their foreign markets in an efficient and affordable scale. US Companies will be able to launch German based commerce sites for less than $2,000. The Company also has premium products developed for this market, as well as the planned addition of Swedish and Finnish before year-end and Spanish, French and Italian during Fiscal 2001. The Company's marketing strategy will initially seek a partnership with a US based Internet marketing firm and will expand as resources allow.
<P>
PART II - OTHER INFORMATION
<P>
Item 1. Legal Proceedings.  Not applicable
<P>
Item 2. Changes in Securities.
<P>
     On June 2, 2000, the Company issued the following shares under an S-8 Registration Statement:
<P>
     Richard I. Anslow- 50,000 shares
     Gregg E. Jaclin- 10,000 shares
<P>
     On June 16, 2000, the Company issued the following shares under an S-8 Registration Statement:
<P>
     Darin S. Reubel-100,000 shares
     Mark A. Mintmire-300,000 shares
     Donald F. Mintmire-700,000 shares
<P>
Item 3. Defaults Upon Senior Securities.  Not Applicable
<P>
Item 4. Submission of Matters to a Vote of Security Holders.
<P>
        None.
<P>
Item 5. Other Information. None
<P>
Item 6. Exhibits and Reports of Form 8-K. On May 10, 2000, the Company filed an 8-K12g3 for the Stock Acquisition and Reorganization Agreement between the Company and Amenity Zone, Inc. ("Amenity) dated May 8, 2000.
<P>
Exhibit 27 - Financial Date Schedule - Electronic Filing
             Only
<P>
                        SIGNATURES
<P>
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-QSB report to be signed on its behalf by the undersigned there unto duly authorized.
<P>
                    EUROSOFT CORPORATION
                    (Registrant)
<P>
                    By: /S/ William H. Luckman
                        ------------------------------------
                          William H. Luckman
                          Executive Vice President
Date: October 20, 2000
<P>