Form 10QSB
period 2000-09-30
EUROSOFT CORP
filed 2000-11-20
CIK 1070503

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
<P>
                         FORM 10-QSB
<P>
                         (Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
<P>
   For the quarterly period ended September 30, 2000
<P>
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
<P>
For the transition period from      to
<P>
              Commission File No. 000-29585
<P>
                   EUROSOFT CORPORATION
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
              For the Period Ended June 30, 2000

Part I - FINANCIAL INFORMATION                                                     Page
<P>
Item 1. Financial Statements                                                         3
<P>
Consolidated Balance Sheet at December 31, 1999 and June 30, 2000                    4
<P>
Consolidated Statements of Operations and Comprehensive                              5
<P>
Income (Loss) for the Six Months Ended June 30, 2000 and June 30, 1999
<P>
Consolidated Statement of Stockholders' Equity                                       6
<P>
Consolidated Statements of Cash Flows for the Six Months
 Ended June 30, 2000 and June 30, 1999                                             7-8
<P>
Notes to Condensed Financial Statements                                           9-11
<P>
Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                                12
<P>
PART II - OTHER INFORMATION                                                         13
Item 1. Legal Proceedings                                                           13
Item 2. Changes in Securities                                                       13
Item 3. Defaults Upon Senior Securities                                            14
Item 4. Submission of Matters to a Vote of Security Holders                        14
Item 5. Other Information                                                          14
Signatures                                                                         14

<P>
PART I - FINANCIAL INFORMATION
<P>
Item 1. Financial Statements:
<P>
BASIS OF PRESENTATION
<P>
The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. The financial statements are presented on the accrual basis.
<P>
                      EUROSOFT CORPORATION
                       TABLE OF CONTENTS
<P>

Consolidated Balance Sheets                                    F-2
<P>
Consolidated Statements of Operations and
 Comprehensive Income (loss)                                   F-3
<P>
Consolidated Statements of Stockholders' Equity                F-4
<P>
Consolidated Statements of Cash Flows                          F-5
<P>
Consolidated Notes to Financial Statements                     F-6
<P>

<P>

                              Eurosoft Corporation
                            Consolidated Balance Sheets
                                               September 30,        December 31,
                                                    2000               1999
                                                -------------------------------
                                                  (unaudited)
CURRENT ASSETS
   Cash                                            $48,246           $66,035
   Accounts receivable - net of allowance of
    $46,919 and $0, respectively                   100,633           192,699
   Accounts receivable - related parties             4,038            20,532
   Accounts receivable - projects in process        33,071           170,415
   VAT receivable                                        0            16,728
   Government grants receivable                     55,803            60,437
   Prepaid expenses and other current assets         9,263             7,369
                                               ---------------------------------
         Total current assets                      251,054           534,215
                                               ---------------------------------
PROPERTY AND EQUIPMENT
   Automobiles                                     103,112           113,202
   Computer equipment                               99,976           113,259
   Office furniture and equipment                   57,941            63,407
                                               ---------------------------------
   Total property and equipment                    261,029           289,868
   Less: accumulated depreciation                 (106,648)          (84,341)
                                               ---------------------------------
         Total property and equipment              154,381           205,527
                                                --------------------------------
OTHER ASSETS
   Goodwill, net                                    15,773                 0
   Deposits                                          1,111             1,173
                                                --------------------------------
         Total other assets                         16,884             1,173
                                                --------------------------------
Total Assets                                      $422,319          $740,915
                                                ================================
<P>
   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                               $130,187          $174,567
   Accounts payable - related parties                    0               568
   Accrued salaries and payroll taxes              179,514           144,037
   Current portion of long-term debt                40,992            44,566
   Accrued expenses                                 17,761            11,543
                                                 -------------------------------
         Total current liabilities                 368,454           375,281
                                                 -------------------------------
LONG-TERM DEBT                                           0            33,502
                                                 -------------------------------
Total Liabilities                                  368,454           408,783
                                                 -------------------------------
STOCKHOLDERS' EQUITY
   Preferred stock, $0.0001 par value,
    10,000,000 shares authorized;
    0 shares outstanding at December 31, 1999
    and September 30, 2000                                0                0
   Common stock, $0.0001 par value,
    50,000,000 shares authorized;
    23,320 and 22,963,320 outstanding                 2,472            2,296
   Additional paid-in capital                    13,280,326       12,679,002
   Accumulated comprehensive income (loss)         (136,392)        (103,342)
   Accumulated deficit                          (13,092,541)     (12,245,824)
                                                ---------------------------------
         Total stockholders' equity                  53,865          332,132
                                                ---------------------------------
Total Liabilities and Stockholders' Equity     $    422,319        $740,915
                                                =================================

                                 Eurosoft Corporation
             Consolidated Statements of Operations and Comprehensive Income(Loss)
                                    (Unaudited)
                                               Three Months Ended   Nine Months Ended
                                                  September 30,       September 30,
                                            2000          1999     2000          1999
REVENUES
  Software consulting, training,
   Y2K repair                             $15,609      $522,503   $158,112     $1,386,397
  Software resales, hardware sales         11,610       397,867    155,408      1,114,100
                                       ---------------------------------------------------
          Total revenues                   27,219       920,370    313,520      2,500,497
<P>
COST OF SALES
  Cost of sales: hardware and software    23,235        305,110    191,505        857,001
                                       ---------------------------------------------------
          Gross margin                     3,984        615,260    122,015      1,643,496
<P>
OPERATING EXPENSES
  Compensation:
       Officers                           52,481          6,697    145,531        119,773
       Others                                  0         73,714     26,223        238,266
       Consultants and others            173,660              0    601,277        140,127
  Advertising and marketing                  875         10,966      6,507         21,482
  General and administrative              54,615        425,574    147,404      1,181,410
  Bad debt provision                           0          5,984          0          5,984
  Goodwill amortization                      845              0      1,127              0
  Depreciation                            11,565         20,036     36,711         49,689
                                      ----------------------------------------------------
          Total operating expenses       294,041        542,971    964,780      1,756,731
                                      ----------------------------------------------------
 Operating loss                         (290,057)        72,289   (842,765)      (113,235)
                                     -----------------------------------------------------
OTHER INCOME (EXPENSE)
   Gain(loss) on sale of equipment         2,802         (8,073)     2,804         (8,073)
   Interest income                             6            236        315            464
   Foreign currency transaction gain (loss)   35            111          0              0
   Interest expense                        1,392         (2,655)    (7,071)        (7,773)
                                     -----------------------------------------------------
          Total other income and expense   4,235        (10,381)    (3,952)       (15,382)
                                     -----------------------------------------------------
Net loss before foreign income tax      (285,822)        61,908   (846,717)      (128,617)
   Foreign income tax                          0              0          0              0
                                     -----------------------------------------------------
Net loss                                (285,822)        61,908   (846,717)      (128,617)
<P>
Other comprehensive income(loss):
   Foreign currency translation
   gain (loss)                            (6,226)        71,000    (33,050)       (10,342)
                                     -----------------------------------------------------
Net comprehensive loss                 $(292,048)      $132,908  $(879,767)     $(138,959)
                                     =====================================================
Net loss per common share        $         (0.01)         (0.01) $   (0.04)     $   (0.01)
                                     =====================================================
Weighted average number of shares of
 common stock outstanding             24,473,320     22,963,320 23,648,429     22,889,070
                                     =====================================================
<P>

<P>

                                 Eurosoft Corporation
                    Consolidated Statement of Stockholders' Equity
                                                                           Accumulated
                                     Common Stock      Additional          Comprehensive
                                 Number       Par      Paid-in             Income
                                 Of shares    Value    Capital             (Loss)
BEGINNING BALANCE,
 December 31, 1997             4,000,000      $400       $49,800          $(3,630)
<P>
Year ended December 31, 1998:
Shares contributed
to company                    (1,900,000)     (190)          190                0
Shares issued for services       625,000        63        14,937                0
Shares issued for
 acquisitions                 19,474,070     1,947    11,294,151                0
Shares canceled               (2,800,000)     (280)          280                0
Shares issued for cash         3,490,000       349       789,651                0
Foreign currency translation
 gain (loss)                           0         0             0            5,741

Net loss                               0         0             0                0
                           -------------------------------------------------------------
BALANCE,
 December 31, 1998            22,889,070     2,289    12,149,009            2,111
<P>
Year ended December 31, 1999:
-----------------------------
Shares issued for cash            74,250         7       529,993                0
Foreign currency translation
 gain (loss)                           0         0             0         (105,453)
<P>
Net loss                               0         0             0                0
                            ------------------------------------------------------------
BALANCE,
 December 31, 1999            22,963,320     2,296    12,679,002         (103,342)
Nine Months ended September
 30, 2000: (unaudited)
Shares issued for acquisition    100,000        10        17,490                0
Shares issued for services -
 2nd qtr.                      1,160,000       116       408,884                0
Shares issued for services -
 3rd qtr.                        500,000        50       174,950                0
Foreign currency translation
 gain (loss)                           0         0             0          (33,050)
<P>
Net loss                               0         0             0                0
                          ---------------------------------------------------------------
BALANCE, September 30,
 2000 (unaudited)             24,723,320    $2,472   $13,280,326        $(136,392)
                          ===============================================================

<P>

                                    Eurosoft Corporation
                           Consolidated Statements of Cash Flows
                             Nine Months Ended September 30,
                                     (Unaudited)
                                                           2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $(846,717)          $(128,617)
Adjustments to reconcile net loss to net
cash used by operating
activities:
     Depreciation                                       35,033              49,639
     Goodwill amortization                               1,127                   0
     Allowance for bad debt                                  0               5,384
     Common stock issued for services                  584,000                   0
     Loss on sale of property and equipment                  0               8,073
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable       122,236               81,136
     (Increase) decrease in accounts receivable -
        related parties                                15,485                3,204
     (Increase) decrease in accounts receivable -
        projects in process                            83,665              137,382
     (Increase) decrease in deposits                      (15)               3,642
     (Increase) decrease in VAT receivable             16,378                    0
     (Increase) decrease in government
        grants receivable                                (874)              12,534
     (Increase) decrease in prepaid expenses
        and other assets                               (2,288)                   0
     Increase (decrease) in accounts payable          (10,759)              32,178
     Increase (decrease) in accounts payable -
       related parties                                 (1,524)             (90,872)
     Increase (decrease) in accrued expense           (27,088)               6,542
     Increase (decrease) in accrued salaries
       and payroll taxes                               35,627               (1,073)
     Increase (decrease) in deferred revenue                0               (6,238)
                                               -----------------------------------------
Net cash  provided (used) by operating activities       4,286              112,914
                                               -----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of property and equipment                     3,166                    0
     Acquisition of property and equipment                  0                    0
                                               -----------------------------------------
Net cash (used) by investing activities                 3,166                    0
                                               -----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock for cash                       0                    0
    Repayment of debt                                 (20,444)             (45,118)
                                               -----------------------------------------
Net cash provided (used) by financing activities      (20,444)             (45,118)
                                               -----------------------------------------
Effect of exchange rates on cash                       (4,797)             (20,891)
                                               -----------------------------------------
Net increase (decrease) in cash and equivalents       (17,789)              46,905
<P>
CASH and equivalents, beginning of period              66,035              167,518
                                               -----------------------------------------
CASH and equivalents, end of period                   $48,246             $214,423
                                               =========================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
      Interest paid in cash                            $7,071               $7,773
                                               =========================================
Non-Cash Financing Activities:
   Acquisition of subsidiary                          $17,500           $        0
                                               =========================================

<P>
                     Eurosoft Corporation
          Notes to Consolidated  Financial Statements
     (Information with respect to the nine months ended
        September 30, 2000 and 1999 is unaudited)
<P>
(1)  Summary of Significant Accounting Principles
<P>
           The Company Eurosoft Corporation (the Company) is a Florida corporation specializing in computer software consulting, training and Y2K repair. The Company also acts as a computer software reseller as well as constructs PCs on a custom order basis. The Company maintains its executive offices in Lake Worth, Florida and has operating subsidiaries in Londonderry, Northern Ireland, Helsinki, Finland, and Darmstadt, Germany. The Company was incorporated on September 15, 1997, under the laws of the State of Florida.
<P>
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The following summarize the more significant accounting and reporting policies and practices of the Company:
<P>
a) Basis of presentation The Company acquired NewSoft, GmbH, a German corporation, Do It Development International, OY, a Finnish corporation, Millennium Three Solutions, Ltd, a Northern Ireland Corporation, and SICOR, Inc. a Florida corporation, in stock for stock transactions, in a multiple reverse merger accounted for as a reorganization of the four operating subsidiaries. In May 2000, the Company acquired Amenity Zone, Inc., a Florida corporation, in a stock for stock transaction accounted for as a purchase. The consolidated financial statements include the accounts of Newsoft, Do It, Millennium Three, SICOR and Amenity Zone, its wholly owned subsidiaries. Inter-company accounts and transactions have been eliminated in the consolidation.
<P>
b) Revenue recognition For the Company's software consulting, training and Y2K repair operations, the Company records revenue as the project proceeds on a billed as earned basis. For the software reselling and custom hardware construction operations, the Company records revenue when the goods are delivered and accepted by the customer.
<P>
c) Use of estimates In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.
<P>
d) Net loss per common share Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.
<P>
e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred.
<P>
f) Advertising costs The company expenses the costs of advertising the first time the advertising takes place.
<P>
g) Government grants The Company has received several government grants which are conditional as to repayment.
The grants are to be applied as reductions of salaries and employment taxes paid to new employees. They are intended by the government to induce increases in employment, as Northern Ireland has experienced high unemployment over the last few years. To date, the Company has been increasing employment and applying accumulated grants as offsets to salary expense and, at present, is not obligated to
<P>
                  Eurosoft Corporation
         Notes to Consolidated  Financial Statements
<P>
(1) Summary of Significant Accounting Principles (Continued)
<P>
g) Government grants (continued) repay any of these grants. The Company does not expect to have to repay any of the grant amounts. These grants, if required to be repaid, do not require the payment of interest. The term for adding the required employees under these grants is three years. Once the government approves the award of the grant, it is obligated to remit the amount to the Company under the terms of the grant. The Company has amortized approximately $124,000 and $46,800 of the grants against salary expense for the years ending December 31, 1999 and 1998, respectively.
<P>
h) Recent accounting pronouncements Staff Accounting Bulletin 101 - Revenue Recognition, (SAB 101), was issued on December 3, 1999, and its effective date has been deferred twice. The Company expects to adopt the provisions of SAB 101 upon its final effective date, if this occurs. The Company does not expect SAB 101 to have any effect on it financial statements.
<P>
i) Foreign currency transaction and translation gains (losses) The principal operating entities of the Company are its subsidiaries, NewSoft, GmbH, Millennium Three Solutions, Ltd. and Do It Development International, O.Y., which are located in Germany, Northern Ireland and Finland. SICOR, Inc. was an operating subsidiary in 1998. The functional currency of the subsidiaries are: The Deutsche Mark, Pound Sterling and Finnish Mark. SICOR's functional currency is the US Dollar. Any time these operating entities receive payment in any currency other than their functional currency, they record a transaction gain or loss. On a consolidated basis, the Company's reporting currency is the US Dollar. The Company translated the income statement items using the average exchange rate for the period and balance sheet items using the end of period exchange rate, except for equity items, which are translated at historical rates, in accordance with SFAS 52.
<P>
j) Segments In 1998, SICOR, then a New Jersey-based entity, expended approximately $10,266,000 in cash in a marketing program aimed primarily at European businesses. This marketing effort was expected to generate substantial Y2K software repair contracts for Eurosoft's three Europe-based, wholly-owned operating subsidiaries. This marketing program failed to live up to expectations and, in January 1999, SICOR became inactive.
<P>
The Company's three remaining operating subsidiaries are all located in Europe. All of the Company's revenues were earned within Europe. Virtually all of the company's expenses were expended in Europe, with the only significant expenditure outside Europe being the marketing program.
<P>
k ) Interim financial information The financial statements for the nine months ended September 30, 2000 and 1999 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.
<P>
(2) Significant Acquisitions On March 21, 1998, the Company acquired 100% of the issued and outstanding common stock of NewSoft, in exchange for 550,000 shares of common stock of the Company, 500,000 shares of common stock of SICOR, which became 1,000,000 shares of the Company, and a $300,000 cash investment in NewSoft. On December 3, 1998, the Company acquired 100% of the issued and outstanding stock of Do It in exchange for 1,000,000 shares of common stock of the Company, and $100,000 in cash. On December 3, 1998, the Company acquired 100% of the issued and outstanding common stock of Millennium Three in exchange for 4,000,000 shares of common stock of the Company and a $500,000 cash investment in Millennium Three. On October 2, 1998, the Company acquired 100% of the issued and outstanding common stock of SICOR in exchange for 25,922,070 shares of common stock of the Company. The acquisitions were
<P>
                  Eurosoft Corporation
        Notes to Consolidated  Financial Statements
<P>
(2) Significant Acquisitions (Continued)
<P>
  a multiple reverse merger accounted for as a
reorganization of the four operating subsidiaries. In May 2000, the Company issued 100,000 shares of common stock to acquire Amenity Zone, (AZI), in exchange for 100% of AZI's issued and outstanding common stock. This transaction was accounted for as a purchase. As a result, the Company recorded goodwill in the amount of $16,900, which the Company is amortizing over five years. The Company recorded $282 of amortization at September 30, 2000.
<P>
(3) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. At inception, the Company issued 2,000,000 shares to the founders for services valued at par, or $200, which was
immediately expensed.   In 1997 the Company issued 2,000,000
shares in exchange for $50,000 in cash. In 1998 the Company issued 625,000 shares for services valued at $15,625, which was immediately expensed. In 1998 the Company issued 3,490,000 shares for $790,000 in cash. In 1998 the Company issued 550,000 shares in connection with the acquisition of NewSoft, 1,000,000 shares for Do It, 4,000,000 for Millennium Three, and 19,472,070 for SICOR. 1,900,000 shares were contributed back to the Company and 2,800,000 shares previously owned by SICOR were retired at acquisition date. In 1999, the Company issued 74,250 shares in exchange for $530,000 in cash. In May 2000, the Company issued 100,000 shares of common stock to acquire 100% of the issued and outstanding common stock of Amenity Zone. In May 2000, under S-8 registration, the Company issued 60,000 shares of common stock to settle a legal bill in the amount of $24,000 and 1,100,000 shares of common stock for services valued at $385,000, which were immediately expensed. In July 2000, the Company issued 500,000 shares of common stock under an S-8 registration for services valued at $175,000, which were immediately expensed.
<P>
(4) Income Taxes The Company has a consolidated met operating loss carryforward for US income tax purposes, amounting to $13,093,000 at September 30, 1999, expiring $68,000 at December 31, 2014, $11,858,000 at December 31,
2018, $320,000 at December 31, 2019 and $847,000 at December
31, 2020. There may be certain limitations on the Company's ability to utilize the loss carry-forwards due to the change in control of the subsidiaries where the losses were incurred. At December 31, 1999, the Company had approximately $60,300 in operating loss carryforward for Finnish income tax purpose, $118,700 in Northen Ireland, and $5,700 in Germany. At September 30, 1999, the Company has a deferred U.S. tax asset of approximately $5,237,000, for which the Company has established a 100% valuation allowance, as the Company has no history of profitable operations.
<P>
(5) Commitments and Contingencies The Company is committed to operating leases in Northern Ireland, Germany and Finland. Under the exchange rates in effect at December 31, 1999, the Company is obligated to lease payments totaling $71,300 in 2000, $20,500 in 2001, $4,100 in 2002, $1,000 in
2003 and $0 thereafter, for an aggregate commitment of $96,900. The Company's office space in the US and Finland are leased under month to month lease agreements.
<P>
The Company is also obligated under two employment agreements with an officer and another employee for $72,700 and $56,600 per year at exchange rates in effect at December 31, 1999, for a total remaining commitment at December 31, 1999 of $258,600.
<P>
(6) Advertising and Marketing In 1998, the Company undertook a very extensive and expensive advertising and marketing campaign with the expectation of generating substantial revenue from Y2K consulting and repair. This campaign failed to generate any material revenues or contracts beyond that which the Company's existing personnel were able to generate from their personal efforts. The Company expended approximately $10.5 million on this campaign.
<P>
                   Eurosoft Corporation
          Notes to Consolidated Financial Statements
<P>
(7) VAT Tax Receivable   In Germany, Finland and Northern
Ireland, as in many other countries, the government charges a Value Added Tax, (VAT), that is similar in nature to sales tax in the U.S. There are three major differences. First is that VAT is charged at each point of sale. Second is that there are no exemptions from the collection of VAT. Finally, each company files a VAT return with the government monthly reflecting the gross VAT collected and VAT paid. If the VAT paid is greater than the amount collected, the Company receives a refund from the government approximately two to five months later.
<P>
(8) Going Concern As reflected in the accompanying financial statements, the Company incurred a significant net loss of approximately $11,858,000 in 1998, and $320,000 in 1999, resulting in an accumulated deficit of approximately $12,092,000 at December 31, 1999. The ability of the Company to continue as a going concern is dependent upon achieving profitability in its ongoing operations and potentially obtaining additional capital and/or financing. The Company is currently seeking to raise additional equity in order to expand its existing operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
<P>
Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
<P>
                  EUROSOFT CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS
<P>
Forward-Looking Statements
<P>
Forward-looking statements, based on management's current views and assumptions, are made throughout the Management's Discussion and Analysis and elsewhere in this report to stockholders. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Among the factors that may affect operating results are the following: success of the Company's change in focus; competitive environment; and general economic conditions.
<P>
Results of Operations:
<P>
The Company achieved limited revenues for the nine months ended September 30, 2000 of $158,112 compared to $1,386,397 for the nine months ended September 30, 1999. The Company's core competencies as an IT service/ software provider and management consulting firm for the nine month period ended September 30, 2000. The decrease in revenues was a result of the Company redefining its business initiatives after leaving the disappointing Y2K remediation business. The Company's operating expenses decreased for the nine months ended September 30, 2000 ($964,780) from the nine months ended September 30, 1999 ($1,756,731). This was based on the following factors: 1. The Company's general and administrative expenses decreased from 1,181,410 (for the period ending September 30, 1999) to 147,404 (for the period ending September 30, 2000) due to a large reduction in Y2K related work and a streamlining of the Company to preserve capital for future business plans; 2. The Company's operating expenses for consultants increased from 140,127 (for the period ending September 30, 1999) to 601,277 (for the period ending September 30, 2000) due to the Company hiring additional consultants to develop a new business plan based on its core competencies of IT and Management consulting; 3. The Company's expenses for officers and others decreased from 358,039 (for the period ending September 30, 1999) to 171,754 (for the period ending September 30, 2000) based primarily on the slowdown and eventual elimination of Y2K remediation work. Therefore, this resulted in a decrease in operating expenses for the Company during the nine month period ending September 30, 2000 from the nine month period ending September 30, 1999.
<P>
Liquidity:
<P>
Net cash provided (used) by operating activities increased from $112,914 for the nine month period ending September 30, 1999 to $4,286 for the nine month period ending September 30, 2000. This was due mainly to the Company issuing its common stock for services rendered.
<P>
Future Outlook:
<P>
The Company is currently in the midst of a redefinition of business plan. The Company has attempted to build various revenue models around its core competencies in IT consulting and management consulting. These have included the resale of various commercial software products along with implementation schemes and a German-American business portal intended to open the doors of e-commerce to a diverse base of global consumers by providing cultural insight along with precise language translation. To date the Company has limited success with its reselling of software, but it does show great promise, especially through its UK operations. The business development portal, undercapitalized, and therefore under marketed at a time when Internet business was generally weak, is currently considered a failure and may or may not be pursued in the future with adequate funding. The Company currently intends to refocus on its UK operations and is currently seeking funding to launch those initiatives.
<P>
PART II - OTHER INFORMATION
<P>
Item 1. Legal Proceedings.  Not applicable
<P>
Item 2. Changes in Securities.  None
<P>
Item 3. Defaults Upon Senior Securities.  Not Applicable
<P>
Item 4. Submission of Matters to a Vote of Security Holders.
<P>
     None.
<P>
Item 5. Other Information. None
<P>
Item 6. Exhibits and Reports of Form 8-K. On May 10, 2000, the Company filed an 8-K12g3 for the Stock Acquisition and Reorganization Agreement between the Company and Amenity Zone, Inc. ("Amenity) dated May 8, 2000.
<P>
Exhibit 27 - Financial Date Schedule - Electronic Filing
Only
<P>
                        SIGNATURES
<P>
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-QSB report to be signed on its behalf by the undersigned there unto duly authorized.
<P>
                    EUROSOFT CORPORATION
                    (Registrant)
<P>
                    By: /s/ William H. Luckman
                        -----------------------
                          William H. Luckman
                           Executive Vice President
Date: November 20, 2000