Form 10QSB/A
period 2000-09-30
EUROSOFT CORP
filed 2000-11-21
CIK 1070503

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
                          ===============================================================

<P>

                                 Eurosoft Corporation
                    Consolidated Statement of Stockholders' Equity
                                   (Continued)
                                   -----------
                                                              Total
                                        Accumulated        Stockholders'
                                           Deficit            Equity
                            -----------------------------------------------------------
BEGINNING BALANCE,
 December 31, 1997
<P>
Year ended December 31, 1998:         $      (68,034)       $     (21,464)
Shares contributed
to company                                         0                    0
Shares issued for services                         0               15,000
Shares issued for
 acquisitions                                      0           11,296,098
Shares canceled                                    0                    0
Shares issued for cash                             0              790,000
Foreign currency translation                       0                5,741
 gain (loss)
Net loss                                 (11,857,899)         (11,857,899)
                           -------------------------------------------------------------
BALANCE,
 December 31, 1998                       (11,925,933)             227,476
<P>
Year ended December 31, 1999:
-----------------------------
Shares issued for cash                             0              530,000
Foreign currency translation
 gain (loss)                                       0             (105,453)
<P>
Net loss                                    (319,891)            (319,891)
                            ------------------------------------------------------------
BALANCE,
 December 31, 1999                       (12,245,824)             332,132
Nine Months ended September
 30, 2000: (unaudited)
Shares issued for acquisition                      0               17,500
Shares issued for services -
 2nd qtr.                                          0              409,000
Shares issued for services -
 3rd qtr.                                          0              175,000
Foreign currency translation
 gain (loss)                                       0              (33,050)
<P>
Net loss                                    (846,717)            (846,717)
                          ---------------------------------------------------------------
BALANCE, September 30,
 2000 (unaudited)                      $ (13,092,541)        $     53,865
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