Form 10KSB
period 2001-12-01
EUROSOFT CORP
filed 2003-06-03
CIK 1070503

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE OF 1934

FOR THE FISCAL YEAR ENDED: December 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO N/A

COMMISSION FILE NUMBER: 000-27143

EUROSOFT CORPORATION
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

FLORIDA	22-3538310
STATE OF INCORPORATION	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

6767 West Tropicana Avenue, Suite 203
Las Vegas, Nevada 89103
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING (ZIP CODE)

(702) 682-3330
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) X YES as to filing; (2) X Yes as to requirement.

As of December 31, 2001, and extended to the filing date of this Report, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was $0.00 as the Registrant has no current trading market.

As of December 31, 2001, and currently, the Registrant has outstanding approximately 49,619,320 shares of common stock ($.001 par value).


TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-KSB
YEAR ENDED DECEMBER 31, 2003

PART I

PART II
Item 5.	Market for Registrant's Common Equity & Related Stockholders' Matters	6
Item 6.	Management's Discussion & Analysis of Financial Condition & Results of Operations	6
Item 7.	Financial Statements	9
Item 8.	Changes in and Disagreements with Accountants on Accounting & Financial Disclosure	10

PART III


PART I.

ITEM 1. DESCRIPTION OF BUSINESS

A. GENERAL

Eurosoft Corporation principal place of business is located at, 6767 West Tropicana Avenue, Suite 203, Las Vegas, Nevada 89103.

Business of Issuer

Eurosoft Corporation has no current business operations.

EMPLOYEES

The Company has no full time employees. The Company's President has agreed to allocate a portion of his time to the activities of the Registrant, without compensation. The President anticipates that the business plan of the Company can be implemented by his devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company has no significant assets, property, or operating capital.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to, nor are its properties the subject of, any pending legal proceedings and no such proceedings are known to the Company to be threatened or contemplated by or against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders during the 4th quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

Market Information

To the knowledge of current management, there is no public trading market for the Company's common stock.

Holders

At December 31, 2002, there were approximately 80 holders of record of the Company's common stock. As of December 31, 2001, there were approximately 49,619,320 shares outstanding.

Dividends

The Company has not declared any cash dividends within the past two years on its common stock. The Company does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds, if any, for the development of the Company's business.


ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS

OF OPERATIONS

As will be noted from the financial statements, the Company does not have any present revenues, income, or material tangible assets.

Plan of Operation

Eurosoft Corporation is in the process of reorganization.

Forward-Looking Statements

When used in this Form 10-K or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, forward sounding words or phrases such as "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties and are only reasonable projections of management based upon limited current information. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

ITEM 7. FINANCIAL STATEMENTS

The following are the audited financial statements.

EUROSOFT CORPORATION
FINANCIAL STATEMENTS
DECEMBER 31, 2001
TABLE OF CONTENTS
Page Number

INDEPENDENT ACCOUNTANT'S REPORT	1
FINANCIAL STATEMENT
Balance Sheet	2
Statement of Operations	3
Statement of Changes in Stockholders' Equity	4
Statement of Cash Flows	5
Notes to the Financial Statements	6-7

David E. Coffey 6767 W. Tropicana Avenue, Suite 216, Las Vegas, Nevada 89103
CERTIFIED PUBLIC ACCOUNTANT Phone (702) 871-3979 FAX (702) 871-6769

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders

of Eurosoft Corporation

Palm Beach, Florida

I have audited the accompanying balance sheet of Eurosoft Corporation as of December 31, 2001, and the related statements of operations, cash flows, and changes in stockholders' equity for the year then ended. These statements are the responsibility of Eurosoft Corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and performthe audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Eurosoft Corporation as of December 31, 2001, and the results of operations, cash flows, and changes in stockholders' equity for the year then ended in conformity with generally accepted accounting principles. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenues from post-reorganization operations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

By:/s/ David Coffey
David Coffey, CPA


 EUROSOFT CORPORATION
BALANCE SHEET
DECEMBER 31, 2001
ASSETS
Cash	$0 ------------------
Total Assets	$0 =========
LIABILITIES & STOCKHOLDERS' EQUITY
Accounts payable	$0 ------------------
Total Liabilities	0
Stockholders' Equity
Common stock, authorized 50,000,000 shares at $.0001 par value, issued and outstanding 49,619,320 shares
4,962
Preferred stock, authorized 10,000,000 shares at $.0001 par value, none issued and outstanding
0
Additional paid-in capital	13,243,936
Deficit accumulated	(13,248,898) -----------------
Total Stockholders' Equity	0
Total Liabilities and Stockholders' Equity	$0 ==========
The accompanying notes are an integral part of these financial statements.

- 2 -

EUROSOFT CORPORATION
STATEMENT OF OPERATIONS
YEAR ENDING DECEMBER 31, 2001

Income		$0
Expenses		0
		----------------------
Net loss		0
Retained earnings,
beginning of period		(13,248,898)
		----------------------
Deficit accumulated		$(13,248,898)
		=============
Earnings ( loss ) per share
assuming dilution:
Net loss		$0.00
		=============
Weighted average shares
outstanding		49,619,320
		=============

The accompanying notes are an integral part of these financial statements.
	- 3 -

EUROSOFT CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
DECEMBER 31, 2001
	Common Stock				Additional		Deficit accumulated		Total
	Shares		Amount		Paid-in		during the
					Capital		development
							stage
	--------------		------------		--------------		-------------------		------------
Post-reorganization balance,		$		$		$		$
September 30, 2000	49,619,320		4,962		13,243,936		(13,248,898)		0

Less net loss	0		0		0		0		0
	-------------		------------		--------------		-----------------		------------
Balance, December 31, 2000	49,619,320		4,962		13,243,936		(13,248,898)		0

Less net loss	0		0		0		0		0
	--------------		------------		--------------		-----------------		------------
Balance, December 31, 2001	49,619,320		$4,962		$13,243,936		$(13,248,898)		$0
	========		======		========		==========		=======

The accompanying notes are an integral part of these financial statements

			- 4 -

EUROSOFT CORPORATION
STATEMENT OF CASH FLOWS
YEAR ENDING DECEMBER 31, 2001

There were no cash flow activities during this year.

The accompanying notes are an integral part o
these financial statements.

EUROSOFT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2001
NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated on September 18, 1997, under the laws of the State of Florida under the name of "Strategic Information Management Incorporated." The Company changed its name to "Eurosoft Corporation" on June 11, 1998. The business purpose of the Company after the name change was to specialize in computer software consulting, training and Y2K repair. The Company was not financially successful implementing this business plan and liquidated its assets and liabilities subsequent to September 30, 2000.

The Company will adopt accounting policies and procedures based upon the nature of future transactions. The Company has no operating activities at this time.

NOTE B REORGANIZATION OF THE COMPANY

After September of 2000, the Company liquidated its assets and liabilities which resulted in a net loss of $56,365, increasing the accumulated deficit to $13,248,898. In connection with the liquidation of its liabilities the Company issued an additional 25,000,000 shares of its common stock.

NOTE C ISSUANCE OF COMMON STOCK

As of September 30, 2000, the Company had issued and outstanding 24,619,320 shares of common stock and issued an additional 25,000,000 shares in connection with the liquidation of the liabilities.

NOTE D EARNINGS (LOSS) PER SHARE

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities, or warrants, basic and diluted EPS are the same.

EUROSOFT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2001
(Continued)

NOTE E GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations from September, 2000, through December 31, 2001. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

NOTE F SUBSEQUENT EVENTS

On January 10, 2003, the Board of Directors of Eurosoft Corporation approved the issuance of 104,000 shares of its common stock to the shareholders of Bing Research Corp. in exchange for all of the outstanding shares of common stock in Bing Research Corp. There were 1,741,753 shares of Bing Research Corp. outstanding at the time of this exchange. After the exchange, Bing Research Corp. became a wholly-owned subsidiary of Eurosoft Corporation.

On March 19, 2003, the Board of Directors and Shareholders approved a reverse stock split. The Company split the presently issued shares of common stock of the Company by the issuance of one (1) share for each one hundred (100) shares currently issued. There were 49,723,320 shares of common stock issued before the 100 to 1 reverse stock split and 497,263 shares of common stock issued after the reverse stock split and the rounding up of 30 shares for fractional shares.

At the same meeting, the Board of Directors approved a merger between the Company and E-Quest Express Corp., a Nevada corporation. In accordance with the terms of the merger, Eurosoft Corporation will exchange 49,502,737 shares of its common stock for 49,502,737 shares of the common stock of E-Quest Express Corp. After this exchange E-Quest Express Corp. will become a wholly-owned subsidiary of Eurosoft Corporation.

On March 25, 2003, the Company was changed from a Florida corporation to a Nevada corporation. Articles of conversion were filed on March 25, 2003. Articles of Incorporation were filed on March 25, 2003.

ITEM 8. CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING &
FINANCIAL DISCLOSURE

The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS,

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company are as follows:
Name	Age	Positions and Offices Held
Timothy Cammel	61	President, Secretary, Treasurer and Director

Set forth below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the business experience of such persons during at least the last five years:

Involvement in Certain Legal Proceedings

None of the director/officers have been involved in any material legal proceedings which occurred within the last five years of any type as described in Regulation S-K.

Compliance With Section 16(a) of the Exchange Act

The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act. As a result, no reports are required to be filed pursuant to Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION

During the last fiscal year, the Company's officer and director did not receive any salary, wage or other compensation. During the current fiscal year the Company has no present plans or means to pay compensation to its officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The following table sets forth each person known to Eurosoft Corporation, as of December 31, 2001, to be a beneficial owner of five percent (5%) or more of Eurosoft Corporation's common stock, by Eurosoft Corporation's directors individually, and by all of the Eurosoft Corporation's directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares shown.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS

Title of Class	Name of Owner	Shares Beneficially Owned	Percentage of Ownership
Common	None	None	0%

SECURITY OWNERSHIP OF MANAGEMENT
Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class
Common	None	None	0%

ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FROM 8-K

(a) EXHIBITS.

None

(b) REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the year ending December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.
EUROSOFT CORPORATION
Dated: May 20, 2003	By: /s/ Timothy Cammel Timothy Cammel, President

I, Timothy Cammel, certify that:

1. I have reviewed this quarterly report on Form 10K-SB of Eurosoft Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or person performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there are significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: May 20, 2003	By: /s/ Timothy Cammel Timothy Cammel, President

Statement of Chief Executive Officer Regarding

Facts and Circumstances Relating to Exchange Act Filings

I, Timothy Cammel, state and certify as follows:

The financial statements filed with the report on Form 10-KSB for the period ended December 31, 2001 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Eurosoft Corporation.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Dated: May 20, 2003	By: /s/ Timothy Cammel Timothy Cammel, President