Form 10QSB
period 2002-03-31
EUROSOFT CORP
filed 2003-06-03
CIK 1070503

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

|X|  Quarterly Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

|_|  Transition Report Under section 13 or 15(d) of the Securities Exchange Act of 1934 for the
     transition period from ______________ to _______________

For Period ended March 31, 2002

Commission File Number 0-27143

EUROSOFT CORPORATION
(Exact name of registrant as specified in its charter)

Florida	22-3538310
(State of Incorporation)	(I.R.S. Employer Identification No.)

6767 West Tropicana Avenue, Suite 203, Las Vegas, Nevada 89103

(Address of Principal Executive Offices) (Zip Code)

(702) 682-3330

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes |X|     No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of March 31, 2002,the registrant had 49,619,320 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|


PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

EUROSOFT CORPORATION
FINANCIAL STATEMENTS
MARCH 31, 2002

TABLE OF CONTENTS

Page Number
INDEPENDENT ACCOUNTANT'S REPORT	1
FINANCIAL STATEMENT
Balance Sheets	2
Statements of Operations	3
Statement of Changes in Stockholders' Equity	4
Statements of Cash Flows	5
Notes to the Financial Statements	6-7


David E. Coffey, 6767 W. Tropicana Avenue, Suite 216, Las Vegas, Nevada 89103
________________________________________________________________________________________
Certified Public Accountant Phone (702) 871-3979 FAX (702) 871-6769

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders
of Eurosoft Corporation
Palm Beach, Floida

I have audited the accompanying balance sheet of Eurosoft Corporation as of March 31, 2002, and the related statements of operations, cash flows, and changes in stockholders' equity for the year then ended. These statements are the responsibility of Eurosoft Corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Eurosoft Corporation as of March 31, 2002, and the results of operations, cash flows, and changes in stockholders' equity for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenues from post-reorganization operations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

David E. Coffey, C. P. A.
Las Vegas, Nevada


EUROSOFT CORPORATION
BALANCE SHEET
MARCH 31, 2002
March 31, 2002
Assets
Cash	$ 0
Total Assets	0
LIABILITIES AND STOCHHOLDERS' EQUITY
Accounts payable	0
Total liabilities	0
Stockholders' Equity:
Common stock, authorized 50,000,000 shares at $.0001 par value, issued and outstanding 49,619,320 shares Preferred stock, authorized 10,000,000 shares at $.0001 par value, none issued and outstanding	4,962
Additional paid-in capital	13,243,936
Deficit accumulated	(13,248,898)
Total Stockholders' Equity	0
Total Liabilities and Stockholders' Equity	$ 0

The accompanying notes are an integral part of
these financial statements.


EUROSFT CORPORATION
STATEMENTS OF OPERATIONS
THREE MONTHS ENDING MARCH 31, 2002

Three Months Ended March 31, 2002
Income	$ 0
Expenses	0
Net loss	0
Retained earnings, beginning period	(13,248,898)
Deficit accumulated	$(13,248,898)

Earnings (loss) per share assuming dilution:
Net loss	$ 0.00
Weighted average shares outstanding	49,619,320

The accompanying notes are an integral part of
these financial statements.


EUROSOFT CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
MARCH 31, 2002
	Common Stock		Additional Paid-in Capital --------------	Deficit accumulated during the development stage -------------------	Total --------------
	Shares --------------	Amount ------------
Post-reorganization balance September 30, 2000	49,619,320	$4,962	$13,243,926	$(13,248,898)	$0
Less net loss	0 -------------	0 ------------	0 --------------	0 ----------------	0 -------------
Balance, December 31, 2000	49,619,320	4,962	13,243,926	(13,248,898)	0
Less net loss	0 -------------	0 ------------	0 -------------	0 -----------------	0 -------------
Balance, December 31, 2001	49,619,320	4,962	13,243,926	(13,248,898)	0
Less net loss	0 --------------	0 ------------	0 --------------	0 -----------------	0 -------------
Balance, March 31, 2002	13,619,320 ========	$4,962 =======	$13,243,926 ========	$(13,248,898) ==========	$0 ========

The accompanying notes are an integral part of
these financial statements


EUROSOFT CORPORATION
STATEMENT OF CASH FLOWS
THREE MONTHS ENDING MARCH 31, 2002

There were no cash flow activities during this period.

The accompanying notes are an integral part of
these financial statements


EUROSOFT CORPORATION
Notes to Financial Statements
March 31, 2002

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


EUROSOFT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2002
(Continued)

NOTE E GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations from September, 2000, through March 31, 2002. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements

The discussion in this Report on Form 10-QSB contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's business, based on management's current beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "believes", "plans", "seeks", "estimates" and similar expressions or variations of these words are intended to identify such forward-looking statements. Additionally, statements that refer to the Company's estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company's current perspective based on existing information. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein below under "Risk Factors That May Affect Future Results of Operations" as well as previous public filings with the Securities and Exchange Commission. The discussion of the Company's financial condition and results of operations should also be read in conjunction with the financial statements and related notes included in Item 1 of this quarterly report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

The Company has had no operations during this quarter.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities

None

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of matters To a Vote of Security Holders

None

Item 5. Other Information.

None.

Item 6. Exhibits and Reports

None.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.
EUROSOFT CORPORATION
Dated: June 2, 2003	By: /s/ Timothy Cammel Timothy Cammel, President

I, Timothy Cammel, certify that:

1. I have reviewed this quarterly report on Form 10Q-SB of Eurosoft Corporation;

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
Dated: June 2, 2003	By: /s/ Timothy Cammel Timothy Cammel, President

Statement of Chief Executive Officer Regarding

Facts and Circumstances Relating to Exchange Act Filings

I, Timothy Cammel, state and certify as follows:

The financial statements filed with the report on Form 10-QSB for the period ended March 31, 2002 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Eurosoft Corporation.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Dated: June 2, 2003	By: /s/ Timothy Cammel Timothy Cammel, President
