Form 10QSB
period 2002-09-30
EUROSOFT CORP
filed 2003-06-03
CIK 1070503

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

|X|  Quarterly Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

|_|  Transition Report Under section 13 or 15(d) of the Securities Exchange Act of 1934 for the
     transition period from ______________ to _______________

For Period ended September 30, 2002

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

As of September 30, 2002,the registrant had 49,619,320 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|


PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

EUROSOFT CORPORATION
FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

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
Palm Beach, Floida

I have audited the accompanying balance sheet of Eurosoft Corporation as of September 30, 2002, and the related statements of operations, cash flows, and changes in stockholders' equity for the year then ended. These statements are the responsibility of Eurosoft Corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Eurosoft Corporation as of September 30, 2002, and the results of operations, cash flows, and changes in stockholders' equity for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenues from post-reorganization operations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

David E. Coffey, C. P. A.
Las Vegas, Nevada


EUROSOFT CORPORATION
BALANCE SHEET
SEPTEMBER 30, 2002
September 30, 2002
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
NINE MONTHS ENDING SEPTEMBER 30, 2002

Nine Months Ended September 30, 2002
Income	$ 0
Expenses	0
Net loss	0
Retained earnings, beginning period	(13,248,898)
Deficit accumulated	$(13,248,898)

Earnings (loss) per share assuming dilution:
Net loss	$ 0.00
Weighted average shares outstanding	49,619,320

The accompanying notes are an integral part of
these financial statements.


EUROSOFT CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
SEPTEMBER 30, 2002
	Common Stock		Additional Paid-in Capital --------------	Deficit accumulated during the development stage -------------------	Total --------------
	Shares ---------------	Amount ------------
Post-reorganization balance September 30, 2000	49,619,320	$4,962	$13,243,936	$(13,248,898)	$0
Less net loss	0 -------------	0 ------------	0 --------------	0 ----------------	0 -------------
Balance, December 31, 2000	49,619,320	4,962	13,243,936	(13,248,898)	0
Less net loss	0 -------------	0 ------------	0 -------------	0 -----------------	0 -------------
Balance, December 31, 2001	49,619,320	4,962	13,243,936	(13,248,898)	0
Less net loss	0 --------------	0 ------------	0 --------------	0 -----------------	0 -------------
Balance, September 30, 2002	13,619,320 ========	$4,962 =======	$13,243,936 ========	$(13,248,898) ==========	$0 ========

The accompanying notes are an integral part of
these financial statements


EUROSOFT CORPORATION
STATEMENT OF CASH FLOWS
NINE MONTHS ENDING SEPTEMBER 30, 2002

There were no cash flow activities during this period.

The accompanying notes are an integral part of
these financial statements


EUROSOFT CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated on September 18, 1997, under the laws of the State of Florida under the name of "Strategic Information Management Incorporated." The Company changed its name to "Eurosoft Corporation" on September 11, 1998. The business purpose of the Company after the name change was to specialize in computer software consulting, training and Y2K repair. The Company was not financially successful implementing this business plan and liquidated its assets and liabilities subsequent to September 30, 2000.

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


EUROSOFT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Continued)

NOTE E GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations from September, 2000, through September 30, 2002. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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


Statement of Chief Executive Officer Regarding

Facts and Circumstances Relating to Exchange Act Filings

I, Timothy Cammel, state and certify as follows:

The financial statements filed with the report on Form 10-QSB for the period ended September 30, 2002 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Eurosoft Corporation.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Dated: June 2, 2003	By: /s/ Timothy Cammel Timothy Cammel, President
