Form 10KSB
period 2002-12-01
EUROSOFT CORP
filed 2003-06-03
CIK 1070503

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE OF 1934

FOR THE FISCAL YEAR ENDED: December 31, 2002

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

As of December 31, 2002, and extended to the filing date of this Report, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was $0.00 as the Registrant has no current trading market.

As of December 31, 2002, and currently, the Registrant has outstanding approximately 49,619,320 shares of common stock ($.001 par value).


TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-KSB
YEAR ENDED DECEMBER 31, 2002

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

Holders

At December 31, 2002, there were approximately 80 holders of record of the Company's common stock. As of December 31, 2002, there were approximately 49,619,320 shares outstanding.


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

EUROSOFT CORPORATION
FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND DECEMBER 31, 2001

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
Palm Beach, Floida

I have audited the accompanying balance sheet of Eurosoft Corporation as of December 31, 2002 and December 31, 2001, and the related statements of operations, cash flows, and changes in stockholders' equity for the year then ended. These statements are the responsibility of Eurosoft Corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Eurosoft Corporation as of December 31, 2002 and December 31, 2001, and the results of operations, cash flows, and changes in stockholders' equity for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenues from post-reorganization operations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

David E. Coffey, C. P. A.
Las Vegas, Nevada


EUROSOFT CORPORATION
BALANCE SHEET
DECEMBER 31, 2002 AND DECEMBER 31, 2001

	December 31, 2002	December 30, 2001
Assets
Cash	$ 0	$ 0
Total Assets	$ 0	0
LIABILITIES AND STOCHHOLDERS' EQUITY
Accounts payable	$ 0	$ 0
Total liabilities	0	0
Stockholders' Equity:
Common stock, authorized 50,000,000 shares at $.0001 par value, issued and outstanding 49,619,320 shares	4,962	4,972
Preferred stock, authorized 10,000,000 shares at $.0001 par value, none issued and outstanding	0	0
Additional paid-in capital	13,243,936	13,280,326
Deficit accumulated	(13,248,898)	(13,285,298)
Total Stockholders' Equity	0	0
Total Liabilities and Stockholders' Equity	$ 0	$ 0

The accompanying notes are an integral part of
these financial statements.


EUROSFT CORPORATION
STATEMENTS OF OPERATIONS
DECEMBER 31, 2002 AND DECEMBER 31, 2001

	Year Ending December 31,
	2002	2001
Income	$ 0	$ 0
Expenses	0	0
Net loss	0	0
Retained earnings, beginning period	(13,248,898)	(13,248,898)
Deficit accumulated	$(13,248,898) ==========	$(13,248,898)

Earnings (loss) per share assuming dilution:
Net loss	$ 0.00 ==========	$ 0.00 ==========
Weighted average shares outstanding	49,619,320 =========	49,619,320 ==========

The accompanying notes are an integral part of
these financial statements.


EUROSOFT CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
DECEMBER 31, 2002
	Common Stock		Additional Paid-in Capital --------------	Deficit accumulated during the development stage -------------------	Total --------------
	Shares --------------	Amount ------------
Post-reorganization balance September 30, 2000	49,619,320	$4,962	$13,243,936	$(13,248,898)	$0
Less net loss	0 -------------	0 ------------	0 --------------	0 ----------------	0 -------------
Balance, December 31, 2000	49,619,320	4,962	13,243,936	(13,248,898)	0
Less net loss	0 -------------	0 ------------	0 -------------	0 -----------------	0 -------------
Balance, December 31, 2001	49,619,320	4,962	13,243,936	(13,248,898)	0
Less net loss	0 --------------	0 ------------	0 --------------	0 -----------------	0 -------------
Balance, December 31, 2002	13,619,320 ========	$4,962 =======	$13,243,936 ========	$(13,248,898) ==========	$0 ========

The accompanying notes are an integral part of
these financial statements


EUROSOFT CORPORATION
STATEMENT OF CASH FLOWS
YEARS ENDING DECEMBER 31, 2002 AND DECEMBER 31, 2001

There were no cash flow activities during this period.

The accompanying notes are an integral part of
these financial statements


EUROSOFT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND DECEMBER 31, 2001

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


EUROSOFT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND DECEMBER 31, 2001
(Continued)

NOTE E GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations from September, 2000, through December 31, 2002. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The following table sets forth each person known to Eurosoft Corporation, as of December 31, 2002, to be a beneficial owner of five percent (5%) or more of Eurosoft Corporation's common stock, by Eurosoft Corporation's directors individually, and by all of the Eurosoft Corporation's directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares shown.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS

Title of Class	Name of Owner	Shares Beneficially Owned	Percentage of Ownership
Common	None	None	0%


SECURITY OWNERSHIP OF MANAGEMENT
Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class
Common	None	None	0%

ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FROM 8-K

(a) EXHIBITS.

None

(b) REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the year ending December 31, 2002.

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


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

Statement of Chief Executive Officer Regarding

Facts and Circumstances Relating to Exchange Act Filings

I, Timothy Cammel, state and certify as follows:

The financial statements filed with the report on Form 10-KSB for the period ended December 31, 2002 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Eurosoft Corporation.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Dated: June 2, 2003	By: /s/ Timothy Cammel Timothy Cammel, President
