Form 10QSB
period 2003-03-31
EUROSOFT CORP
filed 2003-06-03
CIK 1070503

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

|X|  Quarterly Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

|_|  Transition Report Under section 13 or 15(d) of the Securities Exchange Act of 1934 for the
     transition period from ______________ to _______________

For Period ended March 31, 2003

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

As of March 31, 2003, the registrant had 50,000,000 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|


PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

EUROSOFT CORPORATION
FINANCIAL STATEMENTS
MARCH 31, 2003 (CONSOLIDATED) AND
MARCH 31, 2002 (UNCONSOLIDATED)

TABLE OF CONTENTS

Page Number
INDEPENDENT ACCOUNTANT'S REPORT	1
FINANCIAL STATEMENT
Balance Sheets	2
Statements of Operations	3
Statement of Changes in Stockholders' Equity	4
Statements of Cash Flows	5
Notes to the Financial Statements	6-7


David E. Coffey, 6767 W. Tropicana Avenue, Suite 216, Las Vegas, NV 89103
_______________________________________________________________________
Certified Public Accountant Phone (702) 871-3979 FAX (702) 871-6769

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders
of Eurosoft Corporation
Palm Beach, Floida

I have audited the accompanying balance sheet of Eurosoft Corporation as of March 31, 2003 (consolidated) and March 31, 2002 (unconsolidated), and the related statements of operations, cash flows, and changes in stockholders' equity for the year then ended. These statements are the responsibility of Eurosoft Corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Eurosoft Corporation as of March 31, 2003 (consolidated) and March 31, 2002 (unconsolidated) and the results of operations, cash flows, and changes in stockholders' equity for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenues from post-reorganization operations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

David E. Coffey, C. P. A.
Las Vegas, Nevada


EUROSOFT CORPORATION
BALANCE SHEET
MARCH 31, 2003 (CONSOLIDATED) AND MARCH 31, 2002 (UNCONSOLIDATED)
	March 31, 2003 (Consolidated)	March 31, 2002 (Unconsolidated)
Assets
Cash	$ 202	$ 0
Option Agreement	2,000	0
Goodwill	42,558	0
Total Assets	$ 44,760 ===========	$ 0 =========
LIABILITIES AND STOCHHOLDERS' EQUITY
Accounts payable	$ 39,800	$ 0
Total liabilities	39,800	0
Stockholders' Equity:
Common stock, authorized 50,000,000 shares at $.0001 par value, issued and outstanding 49,619,320 shares, respectively, after giving effect to a 1:100 reverse stock split effective, March 19, 2003	5,000	50
Preferred stock, authorized 10,000,000 shares at $.0001 par value, none issued and outstanding	0	0
Additional paid-in capital	13,248,858	13,248,848
Deficit accumulated	(13,248,898)	(13,248,898)
Total Stockholders' Equity	4,960	0
Total Liabilities and Stockholders' Equity	$ 44,760 ========	$ 496,193 ========

The accompanying notes are an integral part of
these financial statements.


EUROSFT CORPORATION
STATEMENTS OF OPERATIONS
	Three Months Ending March 31,
	2003 (Consolidated)	2002 (Unconsolidated)
Income	$ 0	$ 0
Expenses	0	0
Net loss	0	0
Retained earnings, beginning period	(13,248,898)	(13,248,898)
Deficit accumulated	$(13,248,898) ==========	$(13,248,898) ==========
Earnings (loss) per share, assuming dilution, after giving effect to a 1:100 reverse stock split effective March 19, 2003:
Net loss	$ 0.00 ==========	$ 0.00 ==========
Weighted average shares outstanding	16,998,155 =========	49,619,320 ==========

The accompanying notes are an integral part of
these financial statements.


EUROSOFT CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
MARCH 31, 2003
	Common Stock		Additional Paid-in Capital ------------	Deficit accumulated during the development stage -------------	Total --------
	Shares ------------	Amount ---------
Post-reorganization balance September 30, 2000	49,619,320	$4,962	$13,243,936	$(13,248,898)	$0
Less net loss	0	0	0	0	0
Balance, December 31, 2000	49,619,320	4,962	13,243,936	(13,248,898)	0
Less net loss	0	0	0	0	0
Balance, December 31, 2001	49,619,320	4,962	13,243,936	(13,248,898)	0
Less net loss	0	0	0	0	0
Balance, December 31, 2002	49,619,320	4,962	13,243,936	(13,248,898)	0
Issuance of 104,000 shares in exchange for all outstanding shares of Bing Research Corp., January 10, 2003	104,000	10	0	0	10
Reverse stock split, 1 share for 100 shares, March 19, 2003	(49,226,057)	(4,922)	4,922	0	0
Issuance of 49,502,737 shares in exchange for all outstanding shares of E-Quest Express Corp., March 19, 2003	49,502,737	4,950	0	0	4,950
Less consolidated loss	0	0	0	0	0
Balance, March 31, 2003	50,000,000 ========	$5,000 ======	$13,248,858 ========	$(13,248,898) ========	$4,960 =====

The accompanying notes are an integral part of
these financial statements


EUROSOFT CORPORATION
STATEMENT OF CASH FLOWS
PERIOD FROM SEPTEMBER 30, 2000, TO MARCH 31, 2003

There were no cash flow activities during the two and one-half period following reorganization of Eurosoft Corporation.

The accompanying notes are an integral part of
these financial statements


EUROSOFT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2003 (CONSOLIDATED) AND MARCH 31, 2002 (UNCONSOLIDATED)

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

Principles of consolidation

The consolidated financial statement include the accounts of Eurosoft Corporation and its wholly-owned subsidiaries, Bing Research Corp. and E-Quest Express Corp. All material intercompany transactions have been eliminated.

NOTE B REORGANIZATION OF THE COMPANY

After September of 2000, the Company liquidated its assets and liabilities which resulted in a net loss of $56,365, increasing the accumulated deficit to $13,248,898. In connection with the liquidation of its liabilities the Company issued an additional 25,000,000 shares of common stock.

NOTE C ISSUANCE OF COMMON STOCK AND REVERSE STOCK SPLIT

As of September 30, 2000, the Company had issued and outstanding 24,619,320 shares of common stock and issued an additional 25,000,000 shares in connection with the liquidation of the liabilities.

On January 10, 2003, the Company issued 104,000 shares of its common stock in exchange for all the outstanding shares of Bing Research Corp.

On March 19, 2003, the Board of Directors and Shareholders approved a reverse stock split. The Company split the presently issued shares of common stock of the Company by the issuance of one (1) share for each one hundred (100) shares currently issued. There were 49,723,320 shares of common stock issued before the 1 to 100 reverse stock split and 497,263 shares of common stock issued after the reverse stock split and the rounding up of 30 shares for fractional shares.


EUROSOFT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2003 (CONSOLIDATED) AND MARCH 31, 2002 (UNCONSOLIDATED)
(Continued)

NOTE C ISSUANCE OF COMMON STOCK AND REVERSE STOCK SPLIT (Continued)

On March 19, 2003, following the 1:100 reverse stock split, the Company issued 49,502,737 shares of its common stock in exchange for all the outstanding shares of E-Quest Express Corp.,

NOTE D EARNINGS (LOSS) PER SHARE

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

NOTE E ACQUISITION OF SUBSIDIARIES

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

On March 19, 2003, the Board of Directors and Shareholders approved a merger agreement between the Company and E-Quest Express Corp., a Nevada corporation. In accordance with terms of the merger agreement Eurosoft Corporation exchanged 49,502,737 shares of its common stock for 49,502,737 shares of E-Quest Express Corp. common stock. After the exchange, E-Quest Express Corp. became a wholly-owned subsidiary of Eurosoft Corporation.

NOTE F GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations from September, 2000, through March 31, 2003. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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


Statement of Chief Executive Officer Regarding

Facts and Circumstances Relating to Exchange Act Filings

I, Timothy Cammel, state and certify as follows:

The financial statements filed with the report on Form 10-QSB for the period ended March 31, 2003 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Eurosoft Corporation.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Dated: June 2, 2003	By: /s/ Timothy Cammel Timothy Cammel, President
