Form 10QSB
period 2003-06-30
EUROSOFT CORP
filed 2003-08-27
CIK 1070503

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

|X|            Quarterly Report Under Section 13 or 15(d) of Securities Exchange Act of 1934:
                For period ending June 30, 2003

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

As of June 30, 2003, the registrant had 50,000,000 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|


PART I.   FINANCIAL INFORMATION

ITEM 1:            FINANCIAL STATEMENTS

EUROSOFT CORPORATION
FINANCIAL STATEMENTS
JUNE 30, 2003 (CONSOLIDATED) AND
JUNE 30, 2002 (UNCONSOLIDATED)

TABLE OF CONTENTS

Page Number
INDEPENDENT ACCOUNTANT'S REPORT	1
FINANCIAL STATEMENT
Balance Sheets	2
Statements of Operations	3
Statement of Changes in Stockholders' Equity	4
Statements of Cash Flows	5
Notes to the Financial Statements	6-7

David E. Coffey,                   6767 W. Tropicana Avenue, Suite 216, Las Vegas, NV 89103
_____________________________________________________________________________
Certified Public Accountant               Phone (702) 871-3979 FAX (702) 871-6769

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders
of Eurosoft Corporation
Palm Beach, Florida

I have audited the accompanying balance sheets of Eurosoft Corporation and subsidiaries as of June 30, 2003 (consolidated) and June 30, 2003 (unconsolidated) and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from September 30, 2000 (date of reorganization) to June 30, 2003.  These statements are the responsibility of Eurosoft Corporation's management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the USA.  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Eurosoft Corporation as of June 30, 2003 (consolidated) and June 30, 2002 (unconsolidated) and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from September 30, 2000, in conformity with accounting principles generally accepted in the USA.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not generated revenues from post-reorganization operations which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

David E. Coffey, C. P. A.
Las Vegas, Nevada
August 22, 2003

EUROSOFT CORPORATION
BALANCE SHEET
JUNE 30, 2003 (CONSOLIDATED) AND JUNE 30, 2002 (UNCONSOLIDATED)

	June 30, 2003 (Consolidated)	June 30, 2002 (Unconsolidated)
Assets
Cash	$ 102	$ 0
Goodwill	47,658	0
Total Assets	$ 47,760 =========	$ 0 =========
LIABILITIES AND STOCHHOLDERS' EQUITY
Accounts payable	$ 51,800	$ 0
Total liabilities	51,800	0
Stockholders' Equity:
Common stock, authorized 50,000,000 shares at $.0001 par value, issued and outstanding 50,000,000 shares and 496,193 shares, respectively, after giving effect to a 1:100 reverse stock split effective, March 19, 2003	5,000	4,962
Preferred stock, authorized 10,000,000 shares at $.0001 par value, none issued and outstanding	0	0
Additional paid-in capital	13,248,858	13,243,936
Deficit accumulated	(13,257,898)	(13,248,898)
Total Stockholders' Equity	(4,040)	0
Total Liabilities and Stockholders' Equity	$ 47,760 =========	$ 0 =========

The accompanying notes are an integral part of
these financial statements.

EUROSFT CORPORATION
STATEMENTS OF OPERATIONS

	Six Months Ending June 30,
	2003 (Consolidated)	2002 (Unconsolidated)	Deficit accumulated from reorganization, September 30, 2000
Deficit as of reorganization, September 30, 2000	$ 0	$ 0	$ (13,248,898)

Income	0	0	9,000
Professional fees	9,000	0	9,000
Total expenses	9,000	0	(13,257,898) ============
Net loss	(9,000)	0
Retained earnings, beginning of period	(13,248,898)	(13,248,898)
Deficit accumulated	$ (13,257,898) ==========	$ (13,248,898) ===========
Earnings (loss) per share, assuming dilution, after giving effect to a 1:100 reverse stock split effective March 19, 2003:
Net loss	$ 0.00 ==========	$ 0.00 ==========	(1.34) ============
Weighted average shares outstanding	33,499,078 ==========	49,619,320 ==========	9,925,589 ============

The accompanying notes are an integral part of
these financial statements.

EUROSOFT CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM REORGANIZATION SEPTEMBER 30, 2000 TO JUNE 30, 2003

	Common Stock		Additional Paid-in Capital ------------	Deficit accumulated ---------------	Total ----------
	Shares ------------	Amount ------------
Post-reorganization balance September 30, 2000	49,619,320	$4,962	$13,243,936	$(13,248,898)	$0
Less net loss	0 -------------	0 -----------	0 -------------	0 ---------------	0 -----------
Balance, December 31, 2000	49,619,320	4,962	13,243,936	(13,248,898)	0
Less net loss	0 -------------	0 -----------	0 -------------	0 ---------------	0 ----------
Balance, December 31, 2001	49,619,320	4,962	13,243,936	(13,248,898)	0
Less net loss	0 ------------	0 -----------	0 -------------	0 ---------------	0 ----------
Balance, December 31, 2002	49,619,320	4,962	13,243,936	(13,248,898	0
Issuance of 104,000 shares in exchange for all outstanding shares of Bing Research Corp., January 10, 2003	104,000	10	0	0	10
Reverse stock split, 1 share for 100 shares, March 19, 2003	(49,226,057)	(4,922)	4,922	0	0
Issuance of 49,502,737 shares in exchange for all outstanding shares of E-Quest Express Corp., March 19, 2003	49,502,737	4,950	0	0	4,950
Less consolidated loss	0	0	0	(9,000)	(9,000)
Balance, June 30, 2003	50,000,000 ========	$5,000 ========	$13,248,858 =========	$(13,257,898) =========	$(4,040) ========

 The accompanying notes are an integral part of
these financial statements

EUROSOFT CORPORATION
STATEMENT OF CASH FLOWS
PERIOD FROM SEPTEMBER 30, 2000, TO JUNE 30, 2003

	Six Months Ending June 30,
	2003 (Consolidated)	2002 (Unconsolidated)	From reorganization, September 30, 2000 to June 30, 2003 (Unconsolidated)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net loss	$ (9,000)	$ 0	$ (9,000)
Adjustments to reconcile net loss to cash used by operating activity:
Accounts payable activity	9,000	0	9,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	0	0	0
CASH FLOWS FROM INVESTING ACTIVITIES:	0	0	0
NET CASH PROVIDED BY INVESTING ACTIVITIES	0	0	0
CASH FLOWS FROM FINANCING ACTIVITIES:	0	0	0
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	0	0
NET INCREASE (DECREASE) IN CASH	0	0	$ 0 ===========
CASH AT BEGINNING OF PERIOD	0	0
CASH AT END OF PERIOD	$ 0 ==========	$ 0 ==========
SUPPLEMENTAL INFORMATION:
Accounts payable of parent			$ 9,000
Accounts payable of wholly-owned subsidiaries			42,800
Consolidated accounts payable			$ 51,800 ==========
Goodwill prior to 2003 losses in subsidiaries			$ 39,055
Losses in subsidiaries Jan. 1, 2003 to June 30, 2003			8,603
Goodwill as of June 30, 2003			$ 47,658 ==========

The accompanying notes are an integral part of
these financial statements.

EUROSOFT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2003 (CONSOLIDATED) AND JUNE 30, 2002 (UNCONSOLIDATED)

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

EUROSOFT CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2003 (CONSOLIDATED) AND JUNE 30, 2002 (UNCONSOLIDATED)
(Continued)

NOTE C         ISSUANCE OF COMMON STOCK AND REVERSE STOCK SPLIT (Continued)

On March 19, 2003, following the 1:100 reverse stock split, the Company issued 49,502,737 shares of its common stock in exchange for all the outstanding shares of E-Quest Express Corp.

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

NOTE F          GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the USA, applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenues from its planned principal operations from September 30, 2000, through June 30, 2003.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

EUROSOFT CORPORATION
Dated: August 27, 2003	By: /s/ Timothy Cammel Timothy Cammel, President

I, Timothy Cammel, certify that:

1.             I have reviewed this quarterly report on Form 10Q-SB of Eurosoft Corporation;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Dated: August 27, 2003	By: /s/ Timothy Cammel Timothy Cammel, President

Statement of Chief Executive Officer Regarding
Facts and Circumstances Relating to Exchange Act Filings

I, Timothy Cammel, state and certify as follows:

The financial statements filed with the report on Form 10-QSB for the period ended June 30, 2003 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Eurosoft Corporation.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Dated: August 27, 2003	By: /s/ Timothy Cammel Timothy Cammel, President